Form 10-Q
period 2012-11-30
Infinity Oil & Gas Co
filed 2013-01-14
CIK 1557421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   333-183886

INFINITY OIL & GAS COMPANY
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

750 Broadway
Woodmere, NY   11598
(Address of principal executive offices, including zip code)

(310) 623-7505
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
8,000,000 as of December 29, 2012.

INFINITY OIL & GAS COMPANY

		Page No.

	Part I. - Financial Information

Item 1.	Financial Statements.

	Balance Sheets as of November 30, 2012 (unaudited) and August 31, 2012	F-1

	Statement of Operations for the three months ended November 30, 2012 and for the period from August 21, 2012 (date of inception) to November 30, 2012 (unaudited)	F-2

	Statement of Stockholder's Deficit for the period from inception (August 21, 2012) through November 30, 2012 (unaudited)	F-3

	Statement of Cash Flows for the three months ended November 30, 2012 and from inception (August 21, 2012) through November 30, 2012 (unaudited)	F-4

	Notes to Unaudited Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.	14

Item 4.	Controls and Procedures.	15

	Part II. - Other Information

Item 1A.	Risk Factors.	15

Item 2.	Use of Proceeds.	15

Item 6.	Exhibits.	15

Signatures		17

Exhibit Index		18

PART I. FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

INFINITY OIL & GAS COMPANY
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

ASSETS	November 30, 2012	August 31, 2012
	$	$
Current Assets:
Cash and cash equivalents	1,095	5,080

TOTAL ASSETS	1,095	5,080

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	15,000	15,000
Short-term borrowings	5,108	5,104

Total Liabilities	20,108	20,104

Stockholders’ Deficit
Common stock, $0.00001 par value; 25,000,000 shares authorized; 8,000,000 shares issued and outstanding	80	80

Accumulated deficit during development stage	(19,093)	(15,104)

Total stockholders’ deficit	(19,013)	(15,024)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	1,095	5,080

The accompanying notes are an integral part of these financial statements.

INFINITY OIL & GAS COMPANY
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	For the three month period ended November 30, 2012	From August 21, 2012 (Inception) to November 30, 2012
	$	$

Revenue	-	-

Operating expenses
General and administrative:-	-	-
Professional fees	(3,500)	(18,500)
Other	(485)	(485)
Total operating expenses	(3,985)	(18,985)

Interest expense	(4)	(108)

Net loss	(3,989)	(19,093)

Loss per share - basic and diluted:

Loss per share of common stock	-

Weighted average number of common shares outstanding	8,000,000

The accompanying notes are an integral part of these financial statements.

INFINITY OIL & GAS COMPANY
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
for the period of AUGUST 21, 2012 (INCEPTION) to NOVEMBER 30, 2012
(Unaudited)

	Common Stock		Accumulated Deficit During Development	Total Stockholders’
	Shares	Amount	Stage	Deficit
		$	$	$

Inception (August 21, 2012)	-	-	-	-

Common stock issued for cash at $0.00001 per share	8,000,000	80	-	80

Loss for the period	-	-	(15,104)	(15,104)

Balance at August 31, 2012	8,000,000	80	(15,104)	(15,024)

Loss for the period	-	-	(3,989)	(3,989)

Balance at November 30, 2012	8,000,000	80	(19,093)	(19,013)

The accompanying notes are an integral part of these financial statements.

INFINITY OIL & GAS COMPANY
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended November 30, 2012	Inception (August 21, 2012) through November 30, 2012
	$	$
Cash Flows from Operating Activities

Net loss	(3,989)	(19,093)

Income charges not affecting cash:
Interest	4	108

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	15,000

Net cash used in operating activities	(3,985)	(3,985)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from short-term borrowings	-	5,000
Proceeds from issuance of common stock	-	80
Net cash provided by financing activities	-	5,080

Movement in cash and cash equivalents	(3,985)	1,095

Cash and cash equivalents at beginning of the period	5,080	-

Cash and cash equivalents at end of the period	1,095	1,095

The accompanying notes are an integral part of these financial statements.

INFINITY OIL & GAS COMPANY
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
for the three month period ended November 30, 2012
(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PREPARATION

Infinity Oil & Gas Company is a Nevada corporation (the “Corporation”), incorporated under the laws of the State of Nevada on August 21, 2012. The Corporation is in the development stage as defined by Accounting Standards Codification 915 (ASC 915), “Accounting and reporting by Development Stage Enterprises”. The business plan of the Corporation is buying property for oil and gas drilling and buying oil and gas leases.

Basis of Presentation and Organization
The accompanying unaudited financial statements of Infinity Oil & Gas Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Fiscal Year End
The Company has adopted a fiscal year end of August 31.

Unaudited Interim Financial Statements
The interim financial statements of the Corporation as of November 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Corporation’s financial position as of November 30, 2012, and the results of its operations and its cash flows for the periods ended November 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the fiscal year ending August 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Reference should be made to the Corporation’s audited financial statements as of August 31, 2012 for additional information, including significant accounting policies.

Going concern
The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern.  The Corporation has no established source of revenue. This raises substantial doubt about the Corporation’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Corporation to continue as a going concern. The  financial statements  do  not  include  any  adjustments  that  might  result  from  this uncertainty.

In view of these matters, continuation as a going concern is dependent upon the continued operations of the Corporation, which in turn is dependent upon the Corporation’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.  The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Corporation not continue as a going concern.

The Corporation plans to improve its financial condition through a public offering as described in Note 6.  However, there is no assurance that the Corporation will be successful in accomplishing this objective. Management believes that this plan provides an opportunity for the Corporation to continue as a going concern.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and cash equivalents
The Corporation considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Oil and natural gas properties
The Company follows the full-cost method of accounting for oil and gas properties.  Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves.  Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is included in loss from continuing operations before income taxes and the adjusted carrying amount of the unproved properties is amortized on the unit-of-production method.

Accounts payable and accrued expenses
Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Corporation prior to the end of the financial year that are unpaid and arise when the Corporation becomes obliged to make future payments in respect of the purchase of these goods and services.

Earnings per share
The Corporation computes net loss per share in accordance with ASC 260, “Earnings Per Share” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Corporation by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at November 30, 2012, the Corporation had no potentially dilutive shares.

Income taxes
Income taxes are accounted for in accordance with ASC Topic 740, “Income Taxes.”  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences).  Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled.  Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NOTE 2 – SHORT-TERM BORROWINGS

	November 30	August 31
	2012	2012
	$	$

Loans from related parties	5,108	5,104

The above loan is unsecured, bears interest at 8% p.a. and has no set terms of repayment. This loan is payable pursuant to a demand promissory note.

NOTE 3 – STOCKHOLDER’S DEFICIT

Common Stock
On August 22, 2012, the Corporation issued 8,000,000 shares of common stock to the director of the Corporation at a price of $0.00001 per share, for $80 the proceeds of which were received August 24, 2012.

NOTE 4 – INCOME TAXES

The (benefit)/provision for income taxes for the periods ended November 30, 2012 was as follows (assuming a 15% effective tax rate):

	November 30	August 31
	2012	2012
	$	$
Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	598	2,266
Change in valuation allowance	(598)	(2,266)
Total deferred tax provision	-	-

The Corporation had deferred income tax assets as of November 30, 2012 as follows:

Loss carry forwards	2,864	2,266
Less - Valuation allowance	(2,864)	(2,266)
	-	-

The Corporation provided a valuation allowance equal to the deferred income tax assets for period ended November 30, 2012 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of November 30, 2012, the Corporation had approximately $19,093 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Corporation did not identify any material uncertain tax positions.  The Corporation did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Corporation are subject to examination by the IRS, generally for three years after they are filed.

NOTE 5 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following entities have been identified as related parties:

Betty Sytner	Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	November 30	August 31
	2012	2012
	$	$
Balance sheet:

Short term borrowings – Shareholder’s loan	5,108	5,104

Income statement:

Interest expense – Shareholder’s loan	4	104

NOTE 6 – SUBSEQUENT EVENTS

The Company has commenced capital formation activities by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering a maximum of 840,000 shares of newly issued common stock at an offering price of $0.25 per share for proceeds of up to $210,000.

There were no additional subsequent events through the date of issuance of these audited financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “will,” “should” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Plan of Operation

We are a start-up, oil and gas exploration stage corporation and have not yet generated or realized any revenues from our business operations.  We do not own any interest in any oil and gas leases or properties.  The proceeds from our public offering will allow us to acquire one oil and gas lease and drill one well thereon. As a result we have not implemented our business plan and will not do so until we complete our public offering.  An exploration stage corporation is one engaged in the search for oil and gas reserves which are not in either the development or production stage.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin selling oil and gas. Accordingly, we must raise cash from sources other than the sale of oil and. Our only other source for cash at this time is investments by others in our public offering. We must raise cash to implement our project and stay in business. The minimum amount of the offering will allow us to operate for at least one year. Our success or failure will be determined by what we find under the ground. The more money we raise, the more oil and gas leases we can acquire and the more drilling we can conduct. Since we do not know what we will find under the ground, we cannot tell you if we will be successful even if we raise the maximum amount of our public offering. We will not acquire an oil and gas lease or begin drilling until we raise money from our public offering. We believe we will need to raise the minimum gross amount in our public offering of $70,000, $50,000 net, in order to acquire one lease and drill one well to a depth of between 500 to 1,200 feet.  If we find oil and gas, and have additional proceeds available, we may drill additional wells on the property.  We will begin selling the oil and gas and proceed to raise additional capital to acquire additional leases and drill more wells. If we do not find oil and gas, we intend to find a new property and raise additional funds to drill thereon. We have not targeted any additional properties and do not intend to do so, until we complete exploration of our current three leases.  We have targeted the geographical area of Throckmorton County, Texas.

We will be conducting research in the form of drilling on the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months other than casing, pipe, a pump jack, and tanks. Casing and pipe will be purchased with the proceeds of our public offering. A pump jack and tanks will be purchased only if we strike oil. A pump jack and tanks are unnecessary if we find gas.

We do not intend to interest other companies in the property if we find oil and/or gas. We intend to develop the property our self.

If we are unable to complete drilling one well on the property, we will suspend operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for drilling one well.

In the event we complete our exploration program prior to the end of one year, and it is anticipated we will do so as reflected in the milestones that follow, if we find oil and/or gas, we will spend the balance of the year creating a program for development of the property. If we do not find oil and/or gas on the property, we attempt to locate a new property, raise additional money, and explore the new property.

Milestones

The following are our milestones:

1.	0-90 days after completion of the offering, acquire one oil and gas lease and retain our drilling contractor. - Cost $10,000. Time of retention 0-90 days.

2.
90-270 days after completion of the offering. - Drilling. Drilling will cost $20.00 per foot. This cost includes placing casing and pipe in the ground. We will drill one well on the property. We anticipate drilling to a depth of between 500 to 1,200 feet. - Cost $10,000 - $24,000.  Time to conduct drilling - 90 days.

3.
270-365 days after completion of the offering. Either begin production and raise additional capital to drill other wells on the property, or if oil and/or gas is not found, target a new property and raise additional capital to explore the new property.

The cost of the subcontractors is included in cost of drilling. All funds for the foregoing activities will be obtained from this public offering.

The foregoing figures are tailored for drilling wells in Throckmorton County, Texas.  Ms. Sytner and Ms. Friedman obtained their information consulting with drilling contractors, operators, and pumpers located in Throckmorton County, Texas.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of the property, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must find oil and/or gas in paying quantities. We are seeking equity financing to provide for the capital required to drill one or two wells.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on August 21, 2012

We will be drilling one or two wells on the property upon completion of our public offering.

Since inception, Betty Sytner, one of our officers and sole director has paid all our legal and accounting expenses. Net cash provided by Ms. Sytner from inception on August 21, 2012 to November 30, 2012 was $5,000. Of the monies advanced by Ms. Sytner will be repaid to her pursuant to a demand promissory note bearing interest at the rate of 8% per annum.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from our public offering. We will be able to stay in business for one year if we raise at least the minimum amount of $70,000 gross proceeds, $50,000 net proceeds. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find oil and/or gas, we will attempt to raise additional money through a subsequent private placement, public offering or through loans to drill additional wells on the property. To do so, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

Our officers and sole director are willing to loan us money for our operations until our public offering has been completed or until the offering period has expired. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can’t raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year. Other than as described in this paragraph, we have no other financing plans.

We issued 8,000,000 restricted shares of common stock to Betty Sytner, one of our officers and sole director, pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended.  The purchase price of the shares was $80.00. This was accounted for as an acquisition of shares. The amount owed to Ms Sytner bears interest at the rate of 8% per annum and is evidenced by a promissory demand note.

As of November 30, 2012 our total assets were $1,095 and our total liabilities were $20,108.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.              CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.           RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.              USE OF PROCEEDS.

On December 13, 2012, our Form S-1 registration statement was declared effective by the SEC (SEC File No.   333-183866).  Under the terms of said registration statement, we may sell a minimum of 280,000 shares of common stock, a maximum of 840,000 shares of common stock at an offering price of $0.25 per share.  As of the date hereof, we have not sold any shares of common stock.  There are no underwriters involved in our public offering.

ITEM 6.              EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	9/13/12	3.1

3.2	Bylaws.	S-1	9/13/12	3.2

10.1	Agreement with Betty Sytner dated September 30, 2012.	S-1/A-1	10/17/12	10.1

10.2	Promissory Note - Betty Sytner.	S-1/A-2	11/27/12	10.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement.	S-1	9/13/12	99.1

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of January, 2013.

INFINITY OIL & GAS COMPANY

BY:	BETTY SYTNER
Betty Sytner
President, Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	9/13/12	3.1

3.2	Bylaws.	S-1	9/13/12	3.2

10.1	Agreement with Betty Sytner dated September 30, 2012.	S-1/A-1	10/17/12	10.1

10.2	Promissory Note - Betty Sytner.	S-1/A-2	11/27/12	10.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement.	S-1	9/13/12	99.1

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X