Form 10-Q
period 2013-02-28
Infinity Oil & Gas Co
filed 2013-04-15
CIK 1557421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   333-183886

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
8,000,000 as of March 29, 2013.

INFINITY OIL & GAS COMPANY

		Page No.

	Part I. - Financial Information

Item 1.	Financial Statements.	2

	Balance Sheets as of February 28, 2013 (unaudited) and August 31, 2012	F-1

	Statement of Operations for the six months ended February 28, 2013 and for the period from August 21, 2012 (date of inception) to February 28, 2013 (unaudited)	F-2

	Statement of Stockholder's Deficit for the period from inception (August 21, 2012) through February 28, 2013 (unaudited)	F-3

	Statement of Cash Flows for the six months ended February 28, 2013 and from inception (August 21, 2012) through February 28, 2013 (unaudited)	F-4

	Notes to Unaudited Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.	15

Item 4.	Controls and Procedures.	16

	Part II. - Other Information

Item 1A.	Risk Factors.	16

Item 2.	Use of Proceeds.	16

Item 6.	Exhibits.	16

Signatures		18

Exhibit Index		19

PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

INFINITY OIL & GAS COMPANY
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

ASSETS	February 28, 2013	August 31, 2012
	$	$
Current Assets:
Cash and cash equivalents	91,348	5,080

TOTAL ASSETS	91,348	5,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	15,000	15,000
Short-term borrowings	7,292	5,104

Total Liabilities	22,292	20,104

Stockholders’ Equity
Common stock, $0.00001 par value; 50,000,000 shares authorized; 8,733,600 shares issued and outstanding	87	80
Additional paid-in capital	91,613	-
Accumulated deficit during development stage	(22,644)	(15,104)

Total stockholders’ equity	69,056	(15,024)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	91,348	5,080

The accompanying notes are an integral part of these financial statements.

INFINITY OIL & GAS COMPANY
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	For the three month period ended February 28, 2013	For the six month period ended February 28, 2013	From August 21, 2012 (Inception) to February 28, 2013
	$	$	$

Revenue	-	-	-

Operating expenses
General and administrative:-
Professional fees	3,112	6,612	21,612
Other	335	820	820
Loss from operations	(3,447)	(7,432)	(22,432)

Interest expense	(104)	(108)	(212)

Net loss	(3,551)	(7,540)	(22,644)

Loss per share - basic and diluted:

Loss per common share of common stock	-	-

Weighted average number of common shares outstanding	15,761,213	15,880,607

The accompanying notes are an integral part of these financial statements.

INFINITY OIL & GAS COMPANY
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
for the period of AUGUST 21, 2012 (INCEPTION) to FEBRUARY 28, 2013
(Unaudited)

	Common Stock		Additional paid-in	Accumulated Deficit During Development	Treasury	Total Stockholders’
	Shares	Amount	Capital	Stage	Stock	Equity
		$	$	$	$	$

Inception (August 21, 2012)	-	-	-	-	-	-

Common stock issued for cash at $0.000005 per share	16,000,000	160	(80)	-	-	80

Loss for the period	-	-	-	(15,104)		(15,104)

Balance at August 31, 2012	16,000,000	160	(80)	(15,104)	-	(15,024)

Common stock issued for cash at $0.125 per share	733,600	7	91,693	-	-	91,700
Acquisition of treasury stock, 8,000,000 shares at $0.00001 per share	-	-	-	-	(80)	(80)
Retirement of treasury stock	(8,000,000)	(80)	-	-	80	-

Loss for the period	-	-		(7,540)		(7,540)

Balance at February 28, 2013	8,733,600	87	91,613	(22,644)	-	69,056

The accompanying notes are an integral part of these financial statements.

INFINITY OIL & GAS COMPANY
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	For the six months ended February 28, 2013	Inception (August 21, 2012) through February 28, 2013
	$	$
Cash Flows from Operating Activities

Net loss	(7,540)	(22,644)

Income charges not affecting cash:
Interest	108	212

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	-	15,000

Net cash used in operating activities	(7,432)	(7,432)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from short-term borrowings	2,000	7,000
Proceeds from issuance of common stock	91,700	91,780
Net cash provided by financing activities	93,700	98,780

Movement in cash and cash equivalents	86,268	91,348

Cash and cash equivalents at beginning of the period	5,080	-

Cash and cash equivalents at end of the period	91,348	91,348

Non-cash investing and financing activities:

Acquisition of treasury stock	(80)	(80)

The accompanying notes are an integral part of these financial statements.

INFINITY OIL & GAS COMPANY
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
for the three month period ended February 28, 2013
(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PREPARATION

Infinity Oil & Gas Company is a Nevada corporation (the “Company”), incorporated under the laws of the State of Nevada on August 21, 2012. The Company is in the development stage as defined by Accounting Standards Codification 915 (ASC 915), “Accounting and reporting by Development Stage Enterprises”. The business plan of the Company is buying property for oil and gas drilling and buying oil and gas leases.

Basis of Presentation and Organization
The accompanying unaudited financial statements of Infinity Oil & Gas Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report for the period ended August 31, 2012. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the six months ended February 28, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

These financial statements are presented in US dollars.

Fiscal Year End
The Company has adopted a fiscal year end of August 31.

Going concern
As of February 28, 2013, the Company has no revenues from its oil and gas operations, so the Company’s activities are considered to be those of a “Development Stage Enterprise.”  Consequently, the Company’s financial statements must be identified as those of a development stage enterprise. In addition, the statements of operations and cash flows are required to disclose all activity since the Company’s date of inception. The Company will continue to prepare its financial statements and related disclosures as those of a development stage enterprise until such time that the Company achieves a discovery and has revenues from sales of oil and/or gas.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to undertake further exploration and development activities and generate profitable operations from its oil and natural gas interests in the future. The Company’s current operations are dependent upon the adequacy of its current assets to meet its current expenditure requirements and the accuracy of management’s estimates of those requirements. Should those estimates be materially incorrect, the Company’s ability to continue as a going concern may be impaired. The unaudited interim financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. During the six months ended February 28, 2013, the Company incurred a net loss of approximately $7,540 and had an accumulated deficit of approximately $22,644. These matters raise doubt about the Company’s ability to continue as a going concern.

The Company expects to incur additional expenditures to further its exploration programs. Management is of the opinion that its currently available cash resources are sufficient to finance its plan of operations through August 2013. To carry out further planned operations beyond that date, the Company must raise additional funds. There can be no assurance that this capital will be available and if it is not, the Company may be forced to substantially curtail or cease exploration activities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates
The preparation of the accompanying financial statements in conformity with US GAAP, requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include the valuation of unproved oil and gas properties, deferred tax assets and legal contingencies. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTS POLICIES

Cash and cash equivalents
The Corporation considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Property, plant and equipment
The Company does not own any property, plant and equipment.

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

Earnings per share
The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at February 28, 2013, the Company had no potentially dilutive shares.

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

Treasury stock
We account for treasury stock under the cost method. When treasury stock is re-issued at a price higher than its cost, the difference is recorded as a component of additional paid-in-capital in our Balance Sheets. When treasury stock is re-issued at a price lower than its cost, the difference is recorded as a component of additional paid-in-capital to the extent that there are gains to offset the losses. If there are no treasury stock gains in additional paid-in-capital, the losses upon re-issuance of treasury stock are recorded as a component of retained earnings in our Balance Sheets. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from Common Stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

Recent accounting pronouncements
We do not believe that the adoption of recently issued accounting pronouncements will have a significant impact on our financial position, results of operations, or cash flow.

NOTE 3 – SHORT-TERM BORROWINGS

	February 28	August 31
	2013	2012
	$	$

Loans from related parties	7,292	5,104

The above loan is unsecured, bears interest at 8% p.a. and has no set terms of repayment. This loan is payable pursuant to a demand promissory note.

NOTE 4 – STOCKHOLDER’S DEFICIT

Common Stock

On August 22, 2012, the Corporation issued 16,000,000 shares of common stock to the director of the Corporation at a price of $0.000005 per share, for $80.

On February 15, 2013, the Company issued 733,600 shares of common stock of the Company at a price of $0.125 per share, for $91,700, for cash.

On February 18, 2013, the Director approved a two for one forward split of the Company's outstanding shares of common stock. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the stock split.

Treasury Stock

Retirement of treasury stock

On February 25, 2013, the Company retired 8,000,000 shares of common stock. These retired shares are now included in the Company’s pool of authorized but unissued shares.

NOTE 5 – INCOME TAXES

The (benefit)/provision for income taxes for the periods were as follows (assuming a 15% effective tax rate):

	February 28	August 31
	2013	2012
	$	$
Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	1,131	2,266
Change in valuation allowance	(1,131)	(2,266)
Total deferred tax provision	-	-

The Corporation had deferred income tax assets as of February 28, 2013 as follows:

Loss carry forwards	3,397	2,266
Less - Valuation allowance	(3,397)	(2,266)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended February 28, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of February 28, 2013, the Company had approximately $22,644 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 6 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following entities have been identified as related parties:

Betty Sytner                                           Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	February 28	August 31
	2013	2012
	$	$
Balance sheet:
Short term borrowings – Director’s loan	7,292	5,104

Income statement:
Interest expense – Director’s loan	108	104

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date of issuance of this report for the quarter ended February 28, 2013 and determined that there are no subsequent events that have occurred that require adjustment to or disclosure in the financial statements.

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

Since inception, Betty Sytner, one of our officers and sole director has paid all our legal and accounting expenses. Net cash provided by Ms. Sytner from inception on August 21, 2012 to February 28, 2013 was $7,000. Of the monies advanced by Ms. Sytner will be repaid to her pursuant to a demand promissory note bearing interest at the rate of 8% per annum.

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

As of February 28, 2013, our total assets were $91,348 and our total liabilities were $22,292.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting during the quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of April, 2013.

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