Form 10-Q/A
period 2012-11-30
Infinity Oil & Gas Co
filed 2013-04-30
CIK 1557421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
8,000,000 as of December 29, 2012.

REASON FOR AMENDMENT

The company is required by FINRA to change the company status to Shell Company and required the Company to tick the shell box, no other changes were required to be amended or changed.

INFINITY OIL & GAS COMPANY

PART II. OTHER INFORMATION

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities on this 30th day of April, 2013.

INFINITY OIL & GAS COMPANY

BY:	BETTY SYTNER
Betty Sytner
President, Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer and sole member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	S-1	9/13/12	3.1

3.2	Bylaws.	S-1	9/13/12	3.2

10.1	Agreement with Betty Sytner dated September 30, 2012.	S-1/A-1	10/17/12	10.1

10.2	Promissory Note - Betty Sytner.	S-1/A-2	11/27/12	10.2

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Subscription Agreement.	S-1	9/13/12	99.1

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.