Form 10-Q
period 2013-05-31
Infinity Oil & Gas Co
filed 2013-07-11
CIK 1557421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2013
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   333-183886

INFINITY OIL & GAS COMPANY

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

750 Broadway

Woodmere, NY   11598

(Address of principal executive offices, including zip code)

(424) 777-0033

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

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   8,733,600 as of July 11, 2013.

INFINITY OIL & GAS COMPANY

FORM 10-Q

For the quarterly period ended May 31, 2013

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults upon Senior Securities	21
Item 4. Mine Safety Disclosures	21
Item 5. Other Information	21
Item 6. Exhibits	21

SIGNATURES	22

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INFINITY OIL & GAS COMPANY

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

	May 31, 2013	August 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$ 3,210	$5,080
Total current assets	3,210	5,080
Royalty interests in oil project, net	47,500	-
TOTAL ASSETS	$50,710	$5,080

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$17,000	$ 15,000
Short-term borrowings from related party	7,474	5,104
Total Liabilities	24,474	20,104

Stockholders' Equity
Common stock, $0.00001 par value; 50,000,000 shares authorized; 8,733,600 shares issued and outstanding at May 31, 2013 and 16,000,000 at August 31, 2012	87	160
Additional paid-in capital	91,613	(80)
Accumulated deficit during exploration stage	(65,464)	(15,104)
Total stockholders' equity	26,236	(15,024)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,710	$ 5,080

The accompanying notes are an integral part of these financial statements.

INFINITY OIL & GAS COMPANY

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended May 31, 2013	For the nine months ended May 31, 2013	From August 21, 2012 (Inception) to May 31, 2013
Royalty revenues	$3,000	$3,000	$3,000

Operating expenses:
Consulting fees	38,000	38,000	38,000
Depletion expense	2,500	2,500	2,500
Filing fees	2,000	2,000	2,000
Professional fees	3,138	9,750	24,750
Other costs	-	820	820
Total operating expenses	(45,638)	(53,070)	(68,070)

Loss from operations	(42,638)	(50,070)	(65,070)

Other Income/(expenses)
Interest expense	(182)	(290)	(394)
Net Loss	$(42,820)	$(50,360)	$(65,464)

Loss per share - basic and diluted:
Loss per common share of common stock	-	-
Weighted average number of common shares outstanding	8,733,600	13,480,882

The accompanying notes are an integral part of these financial statements.

INFINITY OIL & GAS COMPANY

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

for the period of AUGUST 21, 2012 (INCEPTION) to MAY 31, 2013

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Deficit During Exploration	Treasury	Total Stockholders'
	Shares	Amount	Capital	Stage	Stock	Equity
Inception (August 21, 2012)	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.000005 per share	16,000,000	160	(80)	-	-	80
Loss for the period	-	-	-	(15,104)	-	(15,104)
Balance at August 31, 2012	16,000,000	160	(80)	(15,104)	-	(15,024)

Common stock issued for cash at $0.125 per share	733,600	7	91,693	-	-	91,700
Acquisition of treasury stock, 8,000,000 shares at $0.00001 per share	-	-	-	-	(80)	(80)
Retirement of treasury stock	(8,000,000)	(80)	-	-	80	-
Loss for the period	-	-	-	(50,360)	-	(50,360)
Balance at May 31, 2013	8,733,600	$87	$91,613	$(65,464)	$ -	$ 26,236

The accompanying notes are an integral part of these financial statements.

INFINITY OIL & GAS COMPANY

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

	For the nine months ended May 31, 2013	Inception (August 21, 2012) through May 31, 2013
Cash Flows from Operating Activities
Net loss	$(50,360)	$(65,464)
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion	2,500	2,500
Interest expense	290	394
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,000	17,000
Net cash used in operating activities	(45,570)	(45,570)

Cash Flows from Investing Activities
Acquisition of royalty interests in oil properties	(50,000)	(50,000)
Net cash used in investing activities	(50,000)	(50,000)

Cash Flows from Financing Activities
Proceeds from short-term borrowings	2,000	7,000
Proceeds from issuance of common stock	91,700	91,780
Net cash provided by financing activities	93,700	98,780

Movement in cash and cash equivalents	(1,870)	3,210

Cash and cash equivalents at beginning of the period	5,080	-
Cash and cash equivalents at end of period	3,210	3,210

Non-cash investing and financing activities:
Acquisition of treasury stock	$ (80)	$ (80)

The accompanying notes are an integral part of these financial statements.

INFINITY OIL & GAS COMPANY

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PREPARATION

Infinity Oil & Gas Company is a Nevada corporation (the “Company”), incorporated under the laws of the State of Nevada on August 21, 2012. The Company is in the development stage as defined by Accounting Standards Codification 915 (ASC 915), “Accounting and reporting by Development Stage Enterprises”. The business plan of the Company is buying property for oil and gas drilling, buying oil and gas leases and acquiring and managing oil and gas royalties.

Royalties are non-operating interests in oil projects that provide the right to revenue from the project after deducting specified costs, if any, and we use the terms "royalties" in these notes to the financial statements to refer to royalties and other similar interests.

Basis of Presentation and Organization

The accompanying unaudited financial statements of Infinity Oil & Gas Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of financial position, results of operations and cash flows, have been included. The information included in this Quarterly Report should be read in conjunction with the financial statements and the accompanying notes included in the Company’s Annual Report for the period ended August 31, 2012. The year-end balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the nine months ended May 31, 2013 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

These financial statements are presented in US dollars.

Fiscal Year End

The Company has adopted a fiscal year end of August 31.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on developing the business plan and raising capital. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at May 31, 2013, the Company has negative working capital and a loss from operations of $50,360, and an accumulated deficit of $65,464 and does not have sufficient revenues to cover operating expenses. The Company intends to fund operations through additional equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending August 31, 2013.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTS POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

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

Royalty interests in oil projects

Royalty interests in oil projects include acquired royalty interests in production, development and exploration stage oil projects. The cost of acquired royalty interests in oil projects are capitalized as tangible assets as such interests do not meet the definition of a financial asset under ASC guidance.

Acquisition costs of production stage royalty interests are depleted using the units of production method over the life of the oil project, which is estimated using proven and probable reserves as provided by the operator.

Acquisition costs of development stage royalty interests, which are not yet in production, are not amortized until the project begins production.

Acquisition costs of exploration stage royalty interests, where there are no proven and probable reserves, are not amortized. At such time as the associated exploration stage oil project interests are converted to proven and probable reserves, the cost basis is amortized over the remaining life of the oil project, using proven and probable reserves. The carrying values of exploration stage oil projects are evaluated for impairment at such time as information becomes available indicating that the costs may not be recoverable from future production. Exploration costs are charged to operations when incurred.

Asset impairment

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts of an asset or group of assets may not be recoverable.

The recoverability of the carrying value of royalty interests in production and development stage oil projects is evaluated based upon estimated future undiscounted net cash flows from each royalty interest project using estimates of proven and probable reserves and other relevant information received from the operator.

We evaluate the recoverability of the carrying value of royalty interests in exploration stage oil projects in the event of significant decreases in the price of oil, and whenever new information regarding the project is obtained from the operator indicating that production will not likely occur in the future, thus affecting the future recoverability of our royalty interests. Impairments in the carrying value of each project are measured and recorded to the extent that the carrying value in each project exceeds its estimated fair value, which is generally calculated using estimated future discounted cash flows.

Our estimates of oil prices, the operator's estimates of proven and probable reserves and operator's estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of our investment in these royalty interests in oil projects. Although we have made our best assessment of these factors based on current conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty interests.

Royalty Revenue

Royalty revenue is recognized in accordance with the guidance of ASC 605 and based upon amounts contractually due pursuant to the underlying royalty agreement. Specifically, revenue is recognized in accordance with the terms of the underlying royalty agreements subject to (i) the pervasive evidence of the existence of the arrangements; (ii) the risks and rewards having been transferred; (iii) the royalty being fixed or determinable; and (iv) the collectability of the royalty being reasonably assured.

Revenue recognized pursuant to the Global Vision Consulting ("GVC") royalty agreement is based upon 10% of revenue received by the operator of the oil project, reduced by certain costs incurred by GVC.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at May 31, 2013, the Company had no potentially dilutive shares.

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

Operating Segments and Geographical Information

The Company manages its business under a single operating segment, consisting of Oil and Gas mining operations and Oil and Gas royalty acquisitions. Infinity Oil & Gas Company's royalty revenue and long-lived assets (royalty interests in oil projects, net) are geographically distributed as shown in the following table:

Royalty Interests in Oil Projects, net
United States of America	10%

NOTE 3 – ROYALTY ACQUISITIONS

Global Vision Consulting Acquisition

On May 24, 2013, the Company entered into an Agreement with Global Vision Consulting, pursuant to which the Company acquired 10% of net project income royalty interest, in all oil revenue received by GVC from its interest in an oil sludge refinery located in the United Kingdom, for a purchase price of $50,000.

The acquisition of the GVC royalty interest has been accounted for as an asset acquisition. The total purchase price of $50,000, plus direct transaction costs, has been recorded as a component of Royalty interests in oil projects, net in our balance sheets. We have allocated $50,000 as a production stage royalty interest. The Company paid the purchase price from cash on hand.

NOTE 4 – ROYALTY INTERESTS IN OIL PROJECTS, NET

The following summarizes the Company's principal royalty interests in oil projects as of May 31, 2013:

	Cost	Accumulated Depletion	Net
Production stage royalty interests:
- Global Vision Consulting	$50,000	$(2,500)	$47,500
Total royalty interests in oil projects	$50,000	$(2,500)	$47,500

NOTE 5 – SHORT-TERM BORROWINGS FROM RELATED PARTY

	May 31, 2013	August 31, 2012
Loan from related party	$7,474	$5,104

The above loan is unsecured, bears interest at 8% p.a. and has no set terms of repayment. This loan is payable pursuant to a demand promissory note.

NOTE 6 – STOCKHOLDER’S EQUITY

Common Stock

On August 22, 2012, the Corporation issued 16,000,000 shares of common stock to the director of the Corporation at a price of $0.000005 per share, for $80, cash.

On February 15, 2013, the Company issued 733,600 free trading shares of common stock of the Company at a price of $0.125 per share to a total of 38 stockholders, for $91,700, cash.

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

NOTE 7 – INCOME TAXES

The provision/(benefit) for income taxes for the period ended May 31, 2013 was as follows (assuming a 15% effective tax rate):

May 31, 2013
Current Tax Provision
Federal
Taxable income	$ -
Total current tax provision	$ -

Deferred Tax Provisions
Federal
Loss carry forwards	$ 7,554
Change in valuation allowance	(7,554)
Total deferred tax provisions	$ -

The Company had deferred income tax assets as of May 31, 2013 and August 31, 2012 as follows:

	May 31, 2013	August 31, 2012
Loss carry forwards	$ 9,802	$ 2,266
Less - Valuation allowance	(9,820)	(2,266)
	$ -	$ -

The Company provided a valuation allowance equal to the deferred income tax assets for period ended May 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of May 31, 2013, the Company had approximately $65,464 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 8 – FAIR VALUE MEASUREMENTS

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820. Under this FASB, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company various financial instruments that must be measured under the new fair value standard including: cash in bank. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

-

Level 1: Quoted prices in active markets for identical instruments;

-

Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments);

-

Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

Financial assets and liabilities carried at fair value and measured on a recurring basis are classified in the hierarchy as follows:

	Fair Value at May 31, 2013
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,210	$-	$-	$3,210
Total financial assets carried at fair value	$3,210	$-	$-	$3,210

	Fair Value at August 31, 2012
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5,080	$-	$-	$5,080
Total financial assets carried at fair value	$5,080	$-	$-	$5,080

NOTE 9 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following entities have been identified as related parties :

Betty Sytner

Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	May 31, 2013	August 31, 2012
Balance Sheet:
Short-term borrowings - Director's loan	$7,474	$5,104

Income statement:
Interest expense - Director's loan	$290	$104

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

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

Plan of Operation

We are a start-up, oil and gas exploration stage corporation.  We do not own any interest in any oil and gas leases or properties.  As a result we have not yet implemented our business plan and will not do so until we raise additional funds through a public or private placement offering.  An exploration stage corporation is one engaged in the search for oil and gas reserves which are not in either the development or production stage.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin selling oil and gas. Accordingly, we must raise cash from sources other than the sale of oil and gas. Our only other sources for cash at this time are investments by others through a public or private placement offering and through royalty revenues from interests in oil projects. We must raise cash to implement our project and stay in business.  Our success or failure will be determined by what we find under the ground.  If we find oil and gas, and have sufficient proceeds available, we may drill additional wells on the property.  We will begin selling the oil and gas and proceed to raise additional capital to acquire additional leases and drill more wells. If we do not find oil and gas, we intend to find a new property and raise additional funds to drill thereon. We have not targeted any additional properties and do not intend to do so, until we complete exploration of our current three leases.  We have targeted the geographical area of Throckmorton County, Texas.

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

Results of Operations

From Inception on August 21, 2012

For the three months ended May 31, 2013, we received royalty revenues of $3,000.  We paid consulting fees of $38,000, had depletion expenses of $2,500, paid filing fees of $2,000, and professional fees of $3,138.  We paid interest expenses of $182.  As a result, we had a net loss of $42,820 for the three months ended May 31, 2013.

For the nine months ended May 31, 2013, we received royalty revenues of $3,000.  We paid consulting fees of $38,000, had depletion expenses of $2,500, paid filing fees of $2,000, professional fees of $9,750, and other costs of $820.  We had interest expense of $290.  As a result, we had a net loss of $50,360 for the three months ended May 31, 2013.

Liquidity and Capital Resources

Trends and Uncertainties:   To meet our need for cash we are intending to raise money through a public or private placement offering. We will require an estimated $50,000 to maintain operations for a year.  If we find oil and/or gas, we will attempt to raise additional money through a subsequent private placement, public offering or through loans to drill additional wells on the property.

Our officers and sole director are willing to loan us money for our operations until we acquire sufficient funds through alternative sources.  We currently have no other financing plans.

We issued 8,000,000 restricted shares of common stock to Betty Sytner, one of our officers and sole director, pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended.  The purchase price of the shares was $80.00. This was accounted for as an acquisition of shares. The amount owed to Ms. Sytner bears interest at the rate of 8% per annum and is evidenced by a promissory demand note.

As of May 31, 2013, our total assets were $50,710 and our total liabilities were $24,474.

For the nine months ended May 31, 2013, we spent $50,000 on the acquisition of royalty interests in oil properties, resulting in net cash used in investing activities of $50,000 for the nine months ended May 31, 2013.  Comparatively, for the period from August 21, 2012 (inception) through May 31, 2013, we spent $50,000 on the acquisition of royalty interests in oil properties, resulting in net cash used in investing activities of $50,000 for the period from August 21, 2012 (inception) through May 31, 2013.

For the nine months ended May 31, 2013, we received $2,000 as proceeds from short-term borrowings and $91,700 as proceeds from issuance of common stock.  As a result, we had net cash provided by financing activities of $93,700 for the nine months ended May 31, 2013.  Comparatively, for the period from August 21, 2012 (inception) through May 31, 2013, we received $7,000 as proceeds from short-term borrowings and $91,780 as proceeds from the issuance of common stock.  As a result, we had net cash provided by financing activities of $98,780 for the period from August 21, 2012 (inception) through May 31, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES.

During the period ended May 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of May 31, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of May 31, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On August 22, 2012, the registrant issued 16,000,000 common shares to a director of the registrant at a price of $0.000005 per share, for a total of $80.

On December 13, 2012, our Form S-1 registration statement was declared effective by the SEC (SEC File No.   333-183866).  Under the terms of said registration statement, we may sell a minimum of 280,000 shares of common stock, a maximum of 840,000 shares of common stock at an offering price of $0.25 per share.  To date, the registrant has issued a total of 733,600 common shares at a price of $0.125 per share to a total of 38 stockholders for a total of $91,700.

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**.  XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 11, 2013

INFINITY OIL & GAS COMPANY

By: /s/ Betty Sytner

Betty Sytner

Principle Executive Officer

Principal Financial Officer