Form 10-K
period 2013-08-31
Infinity Oil & Gas Co
filed 2013-10-31
CIK 1557421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2013

 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 333-183886

INFINITY OIL & GAS COMPANY

(Exact name of registrant in its charter)

Nevada	46-0838651
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

750 Broadway, Woodmere, NY 11598

(Address of principal executive offices, including zip code)

Registrant's Telephone number, including area code:  (424) 777-0033

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.

Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.00001 par value common stock held by non-affiliates of the registrant was approximately $0.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes __     No __

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of October 30, 2013, there were 8,733,600 shares of common stock, $0.00001 par value, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes. None.

Infinity Oil & Gas Company

Form 10-K

For the Fiscal Year Ended August 31, 2013

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties, and assumptions.  The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Corporate History

We are a start-up stage company formed under the laws of the State of Nevada on August 21, 2012, for the purpose of purchasing, developing and operating one oil and gas lease.  We are currently earning limited royalty revenues from interests in oil projects located in the United States.  We do not own any interest in any oil and gas leases or properties.  We have not yet implemented our business plan and will not do so until we have adequate funding.  Since inception, we have examined the U.S. geographical area and determined where we want to acquire an oil and gas lease.

Our offices are located at 750 Broadway, Woodmere, New York 11598, telephone number (424) 777-0033.

Business Overview

Acquisition and Drilling of Undeveloped Prospects

We have targeted Throckmorton County, Texas.  Throckmorton County is located in north central Texas.

We may enter into agreements with major and independent oil and natural gas companies to drill and own interests in oil and natural gas properties.  We also may drill and own interests without such strategic partners.

It is anticipated that all prospects will be evaluated utilizing data provided to us, including well logs, production records and others’ wells, seismic, geological and geophysical information, and such other information as may be available and useful.  In addition, prospects will be evaluated by petroleum engineers, geophysicists, and other technical consultants retained by us.

Regardless of drilling location, we will evaluate all prospective acquisitions on the basis of their oil and natural gas producing potential. We will target properties that we believe have multi-pay horizons, predictable costs, and quick pipeline hookups. We intend to seek properties that are within or offsetting proven producing oil and natural gas fields and that have the potential, if successful, to generate cash distributions to our investors.

Prospects will be acquired pursuant to an arrangement in which we will acquire part of the working interest. For purposes of this prospectus, a working interest includes any interest, which is subject to some portion of the costs of development, operation or maintenance. This working interest will be subject to landowners’ royalty interests and other royalty interests payable to unaffiliated third parties in varying amounts.  We may acquire less than 100% of the working interest in each prospect in which we participate.  We may sell or otherwise dispose of prospect interests or may retain a working interest in the prospects and participate in the drilling and development of the prospect.

In acquiring interests in leases, we may pay such consideration and make such contractual commitments and agreements as we deem fair, reasonable and appropriate. For purposes of this prospectus, the term “lease” means any full or partial interest in:

- undeveloped oil and natural gas leases;

- oil and natural gas mineral rights;

- licenses;

- concessions;

- contracts;

- fee rights; or

- other rights authorizing the owner to drill for, reduce to possession and produce oil and natural gas.

We will acquire the leases and interests in the leases to be developed us.  The actual number, identity and percentage of working interests or other interests in prospects to be acquired will depend upon, among other things, the total amount of capital contributions, the latest geological and geophysical data, potential title or spacing problems, availability and price of drilling services, tubular goods and services, approvals by federal and state departments or agencies, agreements with other working interest owners in the prospects, farm-ins, and continuing review of other prospects that may be available.

Title to Properties

We will own the leasehold interest in the lease.  We will take such steps as we deem necessary to assure that title to leases is acceptable for our purposes. We are free, however, to use our judgment in waiving title requirements if it is in our best interests and will not be liable for any failure of title to leases we acquire, unless such mistakes were made in a manner not in accordance with general industry standards in the geographic area and such mistakes were the result of our negligence. Further, we will not make any warranties as to the validity or merchantability of titles to any leases to be acquired by us.

Drilling and Completion Phase

We will enter into an agreement with a drilling contractor to drill one well on our lease.  Assuming we are success and complete a producing oil and gas well, we will retain an operator engaged to conduct and direct and have full control of all operations on the lease, post completion of the well.  A completed well is one that is producing oil and gas in paying quantities.  We also may act as our own operator.  If we do not act as our own operator, the operator we retain will be a non-affiliate and its fees will not exceed the competitive rate in the area, during the drilling and production phases of operations.

The operator’s duties include testing formations during drilling, and completing the wells by installing such surface and well equipment, gathering pipelines, heaters, separators, etc., as are necessary and normal in the area in which the prospect is located. We will pay the drilling and completion costs of the operator as incurred, except that we are permitted to make advance payments to the operator where necessary to secure drilling rigs, drilling equipment and for other similar purposes in connection with the drilling operations. If the operator determines that the well is not likely to produce oil and/or natural gas in commercial quantities, the operator will plug and abandon the well in accordance with applicable regulations.

After drilling, the operator will complete each well deemed by it to be capable of production of oil or natural gas in commercial quantities. The depths and formations to be encountered in each well is unknown. We will monitor the performance and activities of the operator.

Production Phase of Operations

General.  Once a well is “completed” such that all surface equipment necessary to control the flow of, or to shut down, a well has been installed, including the gathering pipeline, production operations will commence. We will be responsible for selling oil and natural gas production. We will attempt to sell the oil and natural gas produced from a prospect on a competitive basis at the best available terms and prices. Domestic sales of oil will be at fair market prices. We will not make any commitment of future production that does not primarily benefit us.  We will sell natural gas discovered by it at spot market or negotiated prices domestically, based upon a number of factors, such as the quality of the natural gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission (“FERC”).

We may sell oil and/or natural gas production to marketers, refineries, foreign governmental agencies, industrial users, interstate pipelines or local utilities. Revenues from production will be received directly from these parties or paid to us.

Oil and natural gas production in Texas, areas in which we may conduct drilling activities, is a mature industry with numerous pipeline companies and potential purchasers of oil and natural gas. Because of competition among these purchasers for output from oil and natural gas producers, we generally will not enter into long term contracts for the purchase of production.

As a result of effects of weather on costs, results may be affected by seasonal factors. In addition, both sales volumes and prices tend to be affected by demand factors with a significant seasonal component.

Expenditure of Production Revenues.  Our share of production revenue from a given well will be burdened by and/or subject to royalties and overriding royalties, monthly operating charges, and other operating costs. These items of expenditure involve amounts payable solely out of, or expenses incurred solely by reason of, production operations. We intend to deduct operating expenses from the production revenue for the corresponding period.

Competition

There are a large number of oil and natural gas companies in the United States. Competition is strong among persons and companies involved in the exploration for and production of oil and natural gas. We expect to encounter strong competition at every phase of business.  We will be competing with entities having financial resources and staffs substantially larger than those available to us.

The national supply of natural gas is widely diversified, with no one entity controlling over 5%. As a result of deregulation of the natural gas industry by Congress and FERC, competitive forces generally determine natural gas prices. Prices of crude oil, condensate and natural gas liquids are not currently regulated and are generally determined by competitive forces.

There will be competition among operators for drilling equipment, goods, and drilling crews. Such competition may affect our ability to acquire leases suitable for development and to expeditiously develop such leases once they are acquired.

Geological and Geophysical Techniques

We may engage detailed geological interpretation combined with advanced seismic exploration techniques to identify the most promising leases.

Geological interpretation is based upon data recovered from existing oil and gas wells in an area and other sources. Such information is either purchased from the company that drilled the wells or becomes public knowledge through state agencies after a period of years. Through analysis of rock types, fossils and the electrical and chemical characteristics of rocks from existing wells, we can construct a picture of rock layers in the area. We will have access to the well logs and decline curves from existing operating wells. Well logs allow us to calculate an original oil or gas volume in place while decline curves from production history allow us to calculate remaining proved producing reserves. We have not purchased, leased, or entered into any agreements to purchase or lease any of the equipment necessary to conduct the geological or geophysical testing referred to herein and will only be able to do so upon raising additional capital through loans or the sale of equity securities.

Market for Oil and Gas Production

The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for quality difference from the Benchmark. Benchmark is Saudi Arabian light crude oil employed as the standard on which OPEC price changes have been based. Quality variances from Benchmark crude results in lower prices being paid for the variant oil. Oil sales are normally contracted with a purchaser, or gatherer as it is known in the industry, who will pick-up the oil at the well site. In some instances there may be deductions for transportation from the well head to the sales point. At this time the majority of crude oil purchasers do not charge transportation fees, unless the well is outside their service area. The service area is a geographical area in which the purchaser of crude oil will not charge a fee for picking upon the oil. The purchaser or oil gatherer as it is called within the oil industry, will usually handle all check disbursements to both the working interest and royalty owners. We will be a working interest owner. By being a working interest owner, we are responsible for the payment of our proportionate share of the operating expenses of the well. Royalty owners and over-riding royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the costs of operating the lease. Therefore, we, in most instances, will be paying the expenses for the oil and gas revenues paid to the royalty and over-riding royalty interests.

Gas sales are by contract. The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous month’s sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Prices will fluctuate with the seasons and the general market conditions. It is our intention to utilize this market whenever possible in order to maximize revenues. We do not anticipate any significant change in the manner production is purchased, however, no assurance can be given at this time that such changes will not occur.

The marketing of any oil and natural gas produced by us will be affected by a number of factors that are beyond our control and whose exact effect cannot be accurately predicted. These factors include:

- the amount of crude oil and natural gas imports;

- the availability, proximity and cost of adequate pipeline and other transportation facilities;

- the success of efforts to market competitive fuels, such as coal and nuclear energy and the growth and/or success of alternative energy sources such as wind power;

- the effect of United States and state regulation of production, refining, transportation and sales;

- the laws of foreign jurisdictions and the laws and regulations affecting foreign markets;

- other matters affecting the availability of a ready market, such as fluctuating supply and demand; and

- general economic conditions in the United States and around the world.

The supply and demand balance of crude oil and natural gas in world markets has caused significant variations in the prices of these products over recent years. The North American Free Trade Agreement eliminated trade and investment barriers between the United States, Canada, and Mexico, resulting in increased foreign competition for domestic natural gas production. New pipeline projects recently approved by, or presently pending before, FERC as well as nondiscriminatory access requirements could further substantially increase the availability of natural gas imports to certain U.S. markets. Such imports could have an adverse effect on both the price and volume of natural gas sales from wells.

Members of the Organization of Petroleum Exporting Countries establish prices and production quotas for petroleum products from time to time with the intent of affecting the current global supply of crude oil and maintaining, lowering or increasing certain price levels. We are unable to predict what effect, if any, such actions will have on both the price and volume of crude oil sales from the wells.

In several initiatives, FERC has required pipeline transportation companies to develop electronic communication and to provide standardized access via the Internet to information concerning capacity and prices on a nationwide basis, so as to create a national market. Parallel developments toward an electronic marketplace for electric power, mandated by FERC, are serving to create multi-national markets for energy products generally. These systems will allow rapid consummation of natural gas transactions. Although this system may initially lower prices due to increased competition, it is anticipated to expand natural gas markets and to improve their reliability.

Regulation

Our operations will be affected from time to time in varying degrees by domestic and foreign political developments, federal and state laws.

Production.  In most areas of operations within the United States the production of oil and natural gas is regulated by state agencies that set allowable rates of production and otherwise control the conduct of oil and natural gas operations. Among the ways that states control production is through regulations that establish the spacing of wells or in some instances may limit the number of days in a given month during which a well can produce.

Environmental.  Our drilling and production operations will also be subject to environmental protection regulations established by federal, state, and local agencies that in turn may necessitate significant capital outlays that would materially affect the financial position and our business operations. These regulations, enacted to protect against waste, conserve natural resources and prevent pollution, could necessitate spending funds on environmental protection measures, rather than on drilling operations. If any penalties or prohibitions were imposed for violating such regulations, our operations could be adversely affected.

Natural Gas Transportation and Pricing.  FERC regulates the rates for interstate transportation of natural gas as well as the terms for access to natural gas pipeline capacity. Pursuant to the Wellhead Decontrol Act of 1989, however, FERC may not regulate the price of natural gas. Such deregulated natural gas production may be sold at market prices determined by supply and demand, Btu content, pressure, location of wells, and other factors. We anticipate that all of the natural gas produced by our wells will be considered price decontrolled natural gas and that each natural gas will be sold at fair market value.

Proposed Regulation.  Various legislative proposals are being considered in Congress and in the legislatures of various states, which, if enacted, may significantly and adversely affect the petroleum and natural gas industries. Such proposals involve, among other things, the imposition of price controls on all categories of natural gas production, the imposition of land use controls, such as prohibiting drilling activities on certain federal and state lands in protected areas, as well as other measures. At the present time, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have on our operations.  On December 19, 2007, President Bush signed into law the Energy Independence and Security Act (“EISA”), a law targeted at reducing national demand for oil and increasing the supply of alternative fuel sources.  While EISA does not appear to directly impact on our operations or cost of doing business, its impact on the oil and gas industry in general is uncertain.  No prediction can be made as to what additional legislation may be proposed, if any, affecting the competitive status of an oil and gas producer, restricting the prices at which a producer may sell its oil and gas or the market demand for oil and gas nor can it be predicted which proposals, including those presently under consideration, if any, might be enacted, nor when any such proposals, if enacted, might become effective.

The Kyoto Protocol to the United Nations Framework Convention on Climate Change became effective in February 2005 (the “Protocol”). Under the Protocol, participating nations are required to implement programs to reduce emissions of certain gases, generally referred to as greenhouse gases that are suspected of contributing to global warming. The United States is not currently a participant in the Protocol.  However, the U.S. Congress is considering proposed legislation directed at reducing greenhouse gas emissions. In addition, there has been support in various regions of the country for legislation that requires reductions in greenhouse gas emissions, and some states have already adopted legislation addressing greenhouse gas emissions from various sources, primarily power plants. The natural gas and oil industry is a direct source of certain greenhouse gas emissions, namely carbon dioxide and methane, and future restrictions on such emissions could impact our operations.  At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

Acquisition of Possible Future Leases

Subject to being successful in drilling, completing, and bringing into production our initial lease, we intend to, in the future, to acquire additional producing and non-producing properties.  The acquisition process may be lengthy because of the amount of investigation which will be required prior to submitting a bid to a major oil company. Currently, we are not engaged in any bidding process and will not be engaged in such unless our initial business activities are successful. Verification of each property and the overall acquisition process can be divided into three phases, as follows:

Phase 1.  Field identification.  In some instances the seller will have a formal divestiture department that will provide a sales catalog of leases which will be available for sale.  Review of the technical filings made to the states along with a review of the regional geological relationships, released well data and the production history for each lease will be utilized.  In addition a review of the proprietary technical data in the sellers office will be made and calculation of a bid price for the field.  We believe that the estimated cost of Phase 1 for one property will be approximately $5,000.

Phase 2.  Submission of the Bid.  Each bid will be made subject to further verification of production capacity, equipment condition and status, and title.  We believe that the estimated cost of Phase 2 for one property will be approximately $50,000.

Phase 3.  Closing.  Final price negotiation will take place. Cash transfer and issuance of title opinions.  Tank gauging and execution of transfer orders.  The cost of Phase 3 cannot be estimated at this time and is entirely dependent upon negotiations with the seller and the seller’s offering price for the property.

After closing has occurred, the newly acquired property will be turned over to us for possible work-overs or operational changes which will in our estimation increase each well’s production.

In connection with the acquisition of an oil and gas lease for work-over operations, we will only do so if we can acquire 100% ownership of the working-interest and surface production equipment facilities with only minor expenses.  In exchange for an assignment of the lease, we will agree to assume the obligation to plug and abandon the well in the event that we determines that reworking operations are either too expensive or will not result in production in paying quantities.  The cost of plugging a well can run from $500 to $15,000, depending on the condition of the well.

Several major oil companies have recently placed numerous oil and gas properties out for competitive bidding.  We currently do not have sufficient revenues or funds available to it to make a bid for such properties.  We have not initiated a search for additional leases and do not intend to do so until we raise additional capital. We believe that it is not an efficient use of time to search for additional prospects when we do not have sufficient capital to acquire and develop additional leases.  We intend to raise additional capital through loans or the sale of equity securities in order to have sufficient funds to make a bid for such properties.  There is no assurance that we will ever raise such additional capital and if we are unable to raise such capital, we may have to cease operations.

At the present time, we have not identified any specific oil and gas leases which we intend to acquire other than we intend to acquire a lease in Throckmorton County, Texas.

Transportation and Production

Transportation and Sale of Oil and Natural Gas. We can make sales of oil, natural gas and condensate at market prices which are not subject to price controls at this time. The price that we receive from the sale of these products is affected by our ability to transport and the cost of transporting these products to market. Under applicable laws, the Federal Energy Regulatory Commission (“FERC”) regulates:

- the construction of natural gas pipeline facilities, and

- the rates for transportation of these products in interstate commerce.

Our possible future sales of natural gas are affected by the availability, terms and cost of pipeline transportation. The price and terms for access to pipeline transportation remain subject to extensive federal and state regulation. Several major regulatory changes have been implemented by Congress and the FERC from 1985 to the present. These changes affect the economics of natural gas production, transportation and sales. In addition, the FERC is continually proposing and implementing new rules and regulations affecting these segments of the natural gas industry that remain subject to the FERC’s jurisdiction. The most notable of these are natural gas transmission companies.

The FERC’s more recent proposals may affect the availability of interruptible transportation service on interstate pipelines. These initiatives may also affect the intrastate transportation of gas in some cases. The stated purpose of many of these regulatory changes is to promote competition among the various sectors of the natural gas industry. These initiatives generally reflect more light-handed regulation of the natural gas industry. The ultimate impact of the complex rules and regulations issued by the FERC since 1985 cannot be predicted. In addition, some aspects of these regulatory developments have not become final but are still pending judicial and FERC final decisions. We cannot predict what further action the FERC will take on these matters. However, we do not believe that any action taken will affect it much differently than it will affect other natural gas producers, gatherers and marketers with which we might compete against.

Effective as of January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil. These regulations could increase the cost of transporting oil to the purchaser. We do not believe that these regulations will affect it any differently than other oil producers and marketers with which it competes with.

Regulation of Drilling and Production. Our proposed drilling and production operations are subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Among other matters, these statutes and regulations govern:

- the amounts and types of substances and materials that may be released into the environment,

- the discharge and disposition of waste materials,

- the reclamation and abandonment of wells and facility sites, and

- the remediation of contaminated sites,

and require:

- permits for drilling operations,

- drilling bonds, and

- reports concerning operations.

- provisions for the unitization or pooling of oil and natural gas properties,

- the establishment of maximum rates of production from oil and natural gas wells, and

- the regulation of the spacing, plugging and abandonment of wells.

Environmental Regulations

General. Our operations are affected by the various state, local and federal environmental laws and regulations, including the:

- Clean Air Act,

- Oil Pollution Act of 1990,

- Federal Water Pollution Control Act,

- Resource Conservation and Recovery Act (“RCRA”),

- Toxic Substances Control Act, and

- Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”).

These laws and regulations govern the discharge of materials into the environment or the disposal of waste materials, or otherwise relate to the protection of the environment. In particular, the following activities are subject to stringent environmental regulations:

- drilling,

- development and production operations,

- activities in connection with storage and transportation of oil and other liquid hydrocarbons, and

- use of facilities for treating, processing or otherwise handling hydrocarbons and wastes.

Violations are subject to reporting requirements, civil penalties and criminal sanctions. As with the industry generally, compliance with existing regulations increases our overall cost of business. The increased costs cannot be easily determined. Such areas affected include:

- unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water,

- capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes, and

- capital costs to construct, maintain and upgrade equipment and facilities and remediate, plug and abandon inactive well sites and pits.

Environmental regulations historically have been subject to frequent change by regulatory authorities. Therefore, we are unable to predict the ongoing cost of compliance with these laws and regulations or the future impact of such regulations on its operations. However, we do not believe that changes to these regulations will have a significant negative effect

A discharge of hydrocarbons or hazardous substances into the environment could subject us to substantial expense, including both the cost to comply with applicable regulations pertaining to the clean-up of releases of hazardous substances into the environment and claims by neighboring landowners and other third parties for personal injury and property damage. We do not maintain insurance for protection against certain types of environmental liabilities.

The Clean Air Act requires or will require most industrial operations in the United States to incur capital expenditures in order to meet air emission control standards developed by the EPA and state environmental agencies. Although no assurances can be given, We believes the Clean Air Act requirements will not have a material adverse effect on our financial condition or results of operations.

RCRA is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either:

- a “generator” or “transporter” of hazardous waste, or

- an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility.

At present, RCRA includes a statutory exemption that allows oil and natural gas exploration and production wastes to be classified as non-hazardous waste. As a result, we will not be subject to many of RCRA’s requirements because its operations will probably generate minimal quantities of hazardous wastes.

CERCLA, also known as “Superfund”, imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include:

- the “owner” or “operator” of the site where hazardous substances have been released, and

- companies that disposed or arranged for the disposal of the hazardous substances found at the site.

CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we could generate waste that may fall within CERCLA’s definition of a “hazardous substance”. As a result, We may be liable under CERCLA or under analogous state laws for all or part of the costs required to clean up sites at which such wastes have been disposed.

Under such law we could be required to:

- remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators,

- clean up contaminated property, including contaminated groundwater, or

- perform remedial plugging operations to prevent future contamination.

We could also be subject to other damage claims by governmental authorities or third parties related to such contamination.

While the foregoing regulations appear extensive, we believes that because it will initially be drilling and operating one oil or gas well, compliance with the foregoing regulations will not have any material adverse effect upon us. Further, we believe we will only spend minimal amounts of money to comply therewith in connection with its one proposed well.

Employees.

We are a development stage company and currently have no employees other than our officers and sole director.  We have no employment agreements with our officers and sole director.

Available Information

We are a fully reporting issuer, subject to the Securities Exchange Act of 1934.  Our Quarterly Reports, Annual Reports, and other filings can be obtained from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  You may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission at http://www.sec.gov.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year.

ITEM 2 – PROPERTIES

Our offices are located at 750 Broadway, Woodmere, New York 11598 and our telephone number is (424) 777-0033.  We use approximately 10 square feet of space at Eileen Friedman’s home for our operations on a rent free basis.

ITEM 3 - LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against Infinity Oil & Gas Company.

ITEM 4 – MINE SAFETY DISCLOSURES

There is no information required to be disclosed under this Item.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 5(a)

a)  Market Information.  There has been no trading market for the Company’s common stock since inception.  There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

b)  Holders.  At October 30, 2013, there were approximately 39 shareholders of Infinity Oil & Gas Company.

c)  Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.  No securities are authorized for issuance by the Company under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

On August 22, 2012, the Company issued 16,000,000 shares of common stock to the director of the Company at a price of $0.000005 per share, for $80, cash.

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

Item 5(b)  Use of Proceeds.  Not applicable.

Item 5(c)  Purchases of Equity Securities by the issuer and affiliated purchasers.

On February 25, 2013, the Company retired 8,000,000 shares of common stock.  These retired shares are now included in the Company’s pool of authorized but unissued shares.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis or Plan of Operations contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Trends and Uncertainties.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of the property, and possible cost overruns due to price and cost increases in services.  We will require an estimated $50,000 to maintain operations for a year.

Our officers and sole director are willing to loan us money for our operations until we acquire sufficient funds through alternative sources.  We currently have no other financing plans.

To become profitable and competitive, we must find oil and/or gas in paying quantities.  We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  We are currently seeking equity financing to ensure that we can continue operations.

As a result of effects of weather on costs, results may be affected by seasonal factors. In addition, both sales volumes and prices tend to be affected by demand factors with a significant seasonal component.

Liquidity and Capital Resources:

At August 31, 2013, we had a cash balance of $2,652, which is a $2,428 decrease from the $5,080 balance at August 31, 2012.  We have net royalty interests in oil projects of $45,000, resulting in total assets of $47,652 at August 31, 2013.

For the year ended August 31, 2013, we spent $50,000 on the acquisition of royalty interests in oil projects, resulting in net cash used in investing activities of $50,000.

For the period ended August 31, 2012, we did not pursue any investing activities.

For the year ended August 31, 2013, we received $17,000 from proceeds from short-term borrowings and $91,700 from proceeds from the issuance of common stock.  As a result, we had net cash provided by financing activities of $108,700 for the year ended August 31, 2013.

For the period ended August 31, 2012, we received $5,000 from proceeds from short-term borrowings and $80 from proceeds from issuance of common stock.  As a result, we had net cash provided by financing activities of $5,080 for the period ended August 31, 2012.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred losses of $54,116 and $15,104 for the periods ended August 31, 2013 and 2012, respectively, and a working capital deficiency and insufficient revenues to cover operating costs, which raises substantial doubt about the Company’s ability to continue as a going concern.

Management believe that the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever.  Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available on acceptable terms.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required.  Our auditors have included an explanatory note on “going concern” in their auditor’s report dated September 30, 2013.  Such a note “going concern” may make it more difficult for us to raise funds when needed.  The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve our operating results.

Results of Operations.

For the year ended August 31, 2013, we received royalty revenues of $6,000.  We paid consulting fees of $38,000 and depletion expenses of $5,000.  We paid filing fees of $2,833and professional fees of $12,775.  We paid other costs of $520 and interest expenses of $988.  As a result, we had a net loss of $54,116 for the year ended August 31, 2013.

Comparatively, for the period ended August 31, 2012, we did not receive any revenues.  We paid professional fees of $15,000 and interest expenses of $104.  As a result, we had a net loss of $15,104 for the period ended August 31, 2012.

The 72.09% increase in net loss for the year ended August 31, 2013 compared to the period ended August 31, 2012 was primarily the result of increased operations during the year ended August 31, 2013.  Our primary expenses during the period ended August 31, 2012 were incurred registering shares for an offering.

Plan of Operation.  We are a start-up, oil and gas exploration stage corporation.  We do not own any interest in any oil and gas leases or properties.  As a result we have not yet implemented our business plan and will not do so until we raise additional funds.  An exploration stage corporation is one engaged in the search for oil and gas reserves which are not in either the development or production stage.

Our auditors have included an explanatory note on going concern in their audit opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated sufficient revenues and no additional revenues are anticipated until we begin selling oil and gas. Accordingly, we must raise cash from sources other than the sale of oil and gas. Our only other sources for cash at this time are investments by others through a public or private placement offering and through royalty revenues from interests in oil projects. We must raise cash to implement our project and stay in business.  Our success or failure will be determined by what we find under the ground.  If we find oil and gas, and have sufficient proceeds available, we may drill additional wells on the property.  We will begin selling the oil and gas and proceed to raise additional capital to acquire additional leases and drill more wells. If we do not find oil and gas, we intend to find a new property and raise additional funds to drill thereon. We have not targeted any additional properties and do not intend to do so, until we complete exploration of our current three leases.  We have targeted the geographical area of Throckmorton County, Texas.

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

Critical Accounting Policies

The following accounting policies are considered critical by our management.  These and other accounting policies require that estimates be made based on assumptions and judgment, which affect revenues, expenses, assets, liabilities and disclosure of contingencies in our financial statements.  These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  However, actual results may differ from these estimates under different and/or future circumstances.

Revenue Recognition

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

Property and Equipment

The Company does not own any property, plant and equipment.

Recent Pronouncements

We do not believe any recently issued accounting standards will have a material impact on our financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Infinity Oil & Gas Company

Index to the Financial Statements

Page
Report of Independent Registered Public Accounting Firm	22

Balance Sheets at August 31, 2013 and 2012	23

Statements of Operations for the year ended August 31, 2013 and for the period ended August 31, 2012 and for the cumulative period from inception (August 21, 2012) through August 31, 2013	24

Statements of Stockholders' Equity for the period from inception (August 21, 2012) through August 31, 2013	25

Statements of Cash Flows for the year ended August 31, 2013 and for the period ended August 31, 2012 and the cumulative period from inception (August 21, 2012) through August 31, 2013	26

Notes to Financial Statements	27

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Infinity Oil & Gas Company

We have audited the accompanying balance sheets of Infinity Oil & Gas Company (“the Company”) as of August 31, 2013 and 2012 and the related statements of operations, changes in stockholders’ equity and cash flows for the periods then ended and for the cumulative period from inception (August 21, 2012) through August 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinity Oil & Gas Company as of August 31, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage, and has not established a source of revenue to cover its operating costs. As of August 31, 2013, the Company has a working capital deficit and the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)

www. wcpa.co.il

Jerusalem, Israel

September 30, 2013

INFINITY OIL & GAS COMPANY

(An Exploration Stage Company)

BALANCE SHEETS

ASSETS	August 31, 2013	August 31, 2012
	$	$
Current Assets:
Cash and cash equivalents	2,652	5,080

Total current assets	2,652	5,080

Royalty interest in oil projects, net	45,000	-

TOTAL ASSETS	47,652	5,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	2,000	15,000
Short-term borrowings from related party	23,172	5,104

Total liabilities	25,172	20,104

Stockholders’ Equity
Common stock, $0.00001 par value, 50,000,000 shares authorized; 8,733,600 shares issued and outstanding as of August 31, 2013 and 16,000,000 as of August 31, 2012	87	160
Additional paid-in capital	91,613	(80)

Accumulated deficit during exploration stage	(69,220)	(15,104)

Total stockholders’ equity/(deficit)	22,480	(15,024)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	47,652	5,080

The accompanying notes are an integral part of these financial statements.

INFINITY OIL & GAS COMPANY

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

	For the year ended August 31, 2013	For the period ended August 31, 2012	Cumulative period from August 21, 2012 (Inception) to August 31, 2013
	$	$	$

Royalty revenues :	6,000	-	6,000

Operating expenses
- Consulting fees	38,000	-	38,000
- Depletion expense	5,000	-	5,000
- Filing fees	2,833	-	2,833
- Professional fees	12,775	15,000	27,775
- Other costs	520	-	520
Total operating expenses	(59,128)	(15,000)	(74,128)

Loss from operations	(53,128)	(15,000)	(68,128)

Other Expenses
- Interest expense	(988)	(104)	(1,092)

Net loss	(54,116)	(15,104)	(69,220)

Loss per share - basic and diluted:

Loss per common share	-	-

Weighted average number of common shares	12,277,405	14,545,455

The accompanying notes are an integral part of these financial statements.

INFINITY OIL & GAS COMPANY

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period of August 21, 2012 (Inception) to August 31, 2013

	Common Stock		Additional paid-in Capital	Accumulated Deficit During Development Stage	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
		$	$	$	$	$

Inception (August 21, 2012)	-	-		-	-	-

Common stock issued for cash at $0.000005 per share	16,000,000	160	(80)	-	-	80

Loss for the period	-	-		(15,104)	-	(15,104)

Balance at August 31, 2012	16,000,000	160	(80)	(15,104)	-	(15,024)

Common stock issued for cash at $0.125 per share	733,600	7	91,693	-	-	91,700
Acquisition of treasury stock, 8,000,000 shares at $0.00001 per share	-	-	-	-	(80)	(80)
Retirement of treasury stock	(8,000,000)	(80)	-	-	80	-

Loss for the year	-	-	-	(54,116)	-	(54,116)

Balance at August 31, 2013	8,733,600	87	91,613	(69,220)	-	22,480

The accompanying notes are an integral part of these financial statements.

INFINITY OIL & GAS COMPANY

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

	For the year ended August 31, 2013	For the period ended August 31, 2012	Cumulative period from August 21, 2012 (Inception) to August 31, 2013
	$	$	$
Cash Flows from Operating Activities

Net loss	(54,116)	(15,104)	(69,220)

Adjustments required to reconcile net loss to net cash used in operating activities:
Depletion expense	5,000	-	5,000
Interest expense	988	104	1,092

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(13,000)	15,000	2,000
Net cash used in operating activities	(61,128)	-	(61,128)

Cash Flows from Investing Activities
Acquisition of royalty interests in oil projects	(50,000)	-	(50,000)
Net cash used in investing activities	(50,000)	-	(50,000)

Cash Flows from Financing Activities
Proceeds from short-term borrowings	17,000	5,000	22,000
Proceeds from issuance of common stock	91,700	80	91,780
Net cash provided by financing activities	108,700	5,080	113,780

Movement in cash and cash equivalents	(2,428)	-	2,652

Cash and cash equivalents at beginning of the period	5,080	-	-

Cash and cash equivalents at end of the period	2,652	5,080	2,652

The accompanying notes are an integral part of these financial statements.

INFINITY OIL & GAS COMPANY

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2013

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Infinity Oil & Gas Company is a Nevada corporation (the “Company”), incorporated under the laws of the State of Nevada on August 21, 2012. The Company is in the exploration stage as defined by Accounting Standards Codification 915 (ASC 915), “Development Stage Entities”. The business plan of the Company is buying property for oil and gas drilling, buying oil and gas leases and acquiring and managing oil and gas royalties.

Royalties are non-operating interests in oil projects that provide the right to revenue from the project after deducting specified costs, if any, and we use the terms "royalties" in these notes to the financial statements to refer to royalties and other similar interests.

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). The financial statements have been prepared on the historical cost basis. Historical cost is generally based on the fair value of the consideration given in exchange for assets.

Fiscal Year End

The Corporation has adopted a fiscal year end of August 31.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not established a source of revenue sufficient to cover operating costs and has a working capital deficit. This raises substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The  financial statements  do  not  include  any  adjustments  that  might  result  from  this uncertainty.

In view of these matters, continuation as a going concern is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements, raise additional capital, and the success of its future operations.  The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

The Company plans to improve its financial condition through the sale of public equity securities until such time that funds provided by operations are sufficient to fund working capital requirements.. However, there is no assurance that the Company will be successful in accomplishing this objective. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

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

Royalty interests in oil projects

Royalty interests in oil projects include acquired royalty interests in production, development and exploration stage oil projects. The costs of acquired royalty interests in oil projects are capitalized as tangible assets as such interests do not meet the definition of a financial asset under ASC guidance.

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

Estimates of oil prices, the operator's estimates of proven and probable reserves and operator's estimates of operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of investment in these royalty interests in oil projects. Although management have made their best assessment of these factors based on current conditions, it is possible that changes could occur, which could adversely affect the net cash flows expected to be generated from these royalty interests.

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

Accounts payable and accrued expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at August 31, 2013, the Company had no potentially dilutive shares.

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

Recent Accounting Pronouncements

Company management does not believe that the adoption of recently issued accounting pronouncements will have a significant impact on the Company’s financial position, results of operations, or cash flows.

Operating Segments and Geographical Information

The Company manages its business under a single operating segment, consisting of Oil and Gas mining operations and Oil and Gas royalty acquisitions. Infinity Oil & Gas Company's royalty revenue and long-lived assets (royalty interests in oil projects, net) are geographically distributed as shown in the following table:

Royalty Interests in Oil Projects, net

United States	10%

NOTE 3 – ROYALTY ACQUISITIONS

Global Vision Consulting Acquisition

On May 24, 2013, the Company entered into an agreement with Global Vision Consulting (GVC), an oil refinery technology project located in the United States; which refines oil sludge, sourced from the United Kingdom into clean refined oil. Pursuant to the agreement, Infinity Oil & Gas Company acquired 10% of GVC’s net project income from GVC’s refined oil sales. The royalty interest was acquired for $50,000.

The acquisition of the GVC royalty interest has been accounted for as an asset acquisition. The total purchase price of $50,000, plus direct transaction costs, has been recorded as a component of Royalty interests in oil projects, net in our balance sheets. We have allocated $50,000 as a production stage royalty interest. The Company paid the purchase price from cash on hand.

NOTE 4 – ROYALTY INTEREST IN OIL PROJECTS, NET

The following summarizes the Company's principal royalty interests in oil projects as of August 31, 2013:

	Cost	Accumulated Depletion	Net
	$	$	$

Production stage royalty interests:
- Global Vision Consulting	50,000	(5,000)	45,000

Total royalty interests in oil projects	50,000	(5,000)	45,000

NOTE 5 – SHORT-TERM BORROWINGS FROM RELATED PARTY

	August 31	August 31
	2013	2012
	$	$

Loans from related party	23,172	5,104

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

NOTE 7 – INCOME TAXES

The (benefit)/provision for income taxes for the periods ended August 31, 2013 and 2012 was as follows (assuming a 15% effective tax rate):

	August 31	August 31
	2013	2012
	$	$
Current Tax Provision
Federal-
Taxable income
Total current tax provision	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	8,117	2,266
Change in valuation allowance	(8,117)	(2,266)
Total deferred tax provision	-	-

The Corporation had deferred income tax assets as of August 31, 2013 and 2012 as follows:

Loss carry forwards	10,383	2,266
Less - Valuation allowance	(10,383)	(2,266)
	-	-

The Corporation provided a valuation allowance equal to the deferred income tax assets for period ended August 31, 2013 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of August 31, 2013, the Corporation had approximately $69,220 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2033.

The Corporation did not identify any material uncertain tax positions. The Corporation did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Corporation are subject to examination by the IRS, generally for three years after they are filed.

NOTE 8 - FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”.  The objective of SFAS 157 (ASC 820) is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 (ASC 820) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 (ASC 820) applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

The Company has various financial instruments that must be measured under the new fair value standard including: cash in bank. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

- Level 1:

Quoted prices in active markets for identical instruments;

- Level 2:

Other significant observable inputs (including quoted prices in active markets for similar instruments);

- Level 3:

Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

Financial assets and liabilities carried at fair value and measured on a recurring basis are classified in the hierarchy as follows:

	Fair Value at August 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	2,652	-	-	2,652
Total financial assets carried at fair value	2,652	-	-	2,652

	Fair Value at August 31, 2012
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	5,080	-	-	5,080
Total financial assets carried at fair value	5,080	-	-	5,080

NOTE 9 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following entities have been identified as related parties:

Betty Sytner

Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	August 31	August 31
	2013	2012
	$	$
Balance sheet:
Short term borrowings – Director’s loan	23,172	5,104

Income statement:
Interest expense – Director’s loan	988	104

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items required to be reported under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of August 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2013, and concluded that it is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2013.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors.  Our directors serve until their successor is elected and qualified.  Our officers are elected by the board of directors to a term of one year and serves until their successor is duly elected and qualified, or until they are removed from office.  The board of directors has no nominating, auditing or compensation committees.

The following persons listed below have been retained to provide services as director until the qualification and election of his successor.  All holders of common stock will have the right to vote for directors of the Company.  The board of directors has primary responsibility for adopting and reviewing implementation of the business plan of the registrant, supervising the development business plan, review of the officers' performance of specific business functions.  The board is responsible for monitoring management and from time to time, to revise the strategic and operational plans of the registrant.  Directors receive no cash compensation or fees for their services rendered in such capacity.

We have not entered into an employment contract with our officers and do not intend to enter into any employment contracts until such time as it is profitable to do so.

The executive officers and directors are:

Name	Position	Term(s) of Office
Betty Sytner, Age 59	President, Director	Inception to Present
Principal Executive Officer
Principal Financial Officer Principal Accounting Officer Treasurer

Eileen Friedman, Age 50	Secretary	Inception to Present

Resumes:

Betty Sytner – President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors

Betty Sytner is one of our founders.  Since August 21, 2012, Ms. Sytner has been our president, principal executive officer, treasurer, principal financial officer, principal accounting officer and sole member of our board of directors. Ms. Sytner has 25 years of experience working with Fortune 500 companies to expand operations and improve business results.  From April 2010 to August 2012, she was officer and director at Alliance Partners International Inc, a business management consulting firm in Los Angeles, California.   She managed day to day operations and worked with companies requiring specialized expertise to successfully implement complex, large scale or urgent projects. From August 2007 to February 2010, Ms. Sytner was chief executive officer and a member of the board of directors of Excel Global Inc, a publicly traded consulting company ( EXCX - Bulletin Board), based in Los Angeles, California, providing a full range of business development consulting services. She led the day to day operations, launched new business initiatives and managed client relations.  From January 2008 to March 2010, Ms. Sytner was chief financial officer and a member of the board of directors Tri-Mark Mfg. Inc., a public company (TIMR - Bulletin Board), in Los Angeles, California specialized in jewelry manufacturing and marketing. Ms. Sytner was responsible for the company’s financial books and records. From April 2005 to June 2008, Ms. Sytner was a management consultant in at Edison International, a large public utility company (EIX) headquartered in Rosemead, California. She coordinated business process improvements under a $9 billion modernization plan, was a key driver in leveraging the adoption of new technologies to help ensure regulatory compliance and led management teams across business units to improve productivity. Ms. Sytner graduated from London University, UK, with a Bachelor of Arts degree in 1977 and graduated from the Centre Pour les Etudes du Commerce Exterieur, Marseilles, France, with a Masters in Business Administration in 1978.  Ms. Sytner was hired as CEO of Infinity Oil and Gas due to the scope of experience working with Edison International, a public utility company as well as her high profile experience as a management consultant working with global organizations such as AIG, Johnson & Johnson and the Walt Disney Company.  Ms. Sytner has no other employment other than as disclosed herein.  Ms. Sytner has elected to only devote 10% of her time to our operations.  The remaining 90% of her time will be devoted to personal matters, such as travel and leisure.

Eileen Friedman – Secretary

Eileen Friedman is one of our founders.  Since August 21, 2012, Ms. Friedman has been our secretary.  Since September 2003, Ms. Friedman has been a consultant and occupational therapist with the New York Board of Education, Queens, New York.  Ms. Friedman graduated in 1998, with a Bachelor of Arts from York College, Jamaica, New York.  Ms. Friedman was retained as our secretary as a result of her friendship with Ms. Sytner and because of her knowledge of the oil and gas industry as a result of self-education and investments in oil and gas companies.

Committees of the Board of Directors

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2013.

Code of Ethics Policy

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.  In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert.  Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11 - EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our sole executive officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Betty Sytner	2013	0	0	0	0	0	0	0	0
President,	2012	0	0	0	0	0	0	0	0
Treasurer, CEO & CFO

Eileen Friedman	2013	0	0	0	0	0	0	0	0
Secretary	2012	0	0	0	0	0	0	0	0

As of October 30, 2013, we have not paid any compensation to our officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

We do not have any outstanding stock options or equity awards as of August 31, 2013.

DIRECTOR COMPENSATION FOR 2013

The following table sets forth the compensation to our directors for 2013:

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Betty Sytner	0	0	0	0	0	0	0

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 11, 2013, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Shareholdings at October 30, 2013

Name and Address	Amount	Percentage
Betty Sytner	8,000,000	91.6%
8950 West Olympic Boulevard, Suite 200
Beverly Hills, California 90211

Eileen Friedman	0	0%
750 Broadway
Woodmere, New York 11598

All Officers and Directors as a Group (2 people)	8,000,000	91.6%

Based upon 8,733,600 outstanding common shares as of October 30, 2013.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In August 2012, we issued 8,000,000 shares of restricted common stock to Betty Sytner our president, chief executive officer, treasurer, chief financial officer, chief accounting officer and sole member of the board of directors, in consideration of $80.

We use approximately 10 square feet of space at Eileen Friedman’s home for our operations on a rent free basis.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.  We paid aggregate fees and expenses of approximately $7,500 and $5,500, respectively, to Dov Weinstein & Co. C.P.A. (Isr) during 2012 and 2011, respectively, for work completed for our annual audits and quarterly reviews of our financial statements.

Tax Fees. We did not incur any aggregate tax fees and expenses from Dov Weinstein & Co. C.P.A. (Isr) for the years ended August 31, 2013 and 2012, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Dov Weinstein & Co. C.P.A. (Isr) during 2013 and 2012.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for the years ended August 31, 2013 and 2012 were approved by the board of directors pursuant to its policies and procedures.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets at August 31, 2013 and 2012

Statements of Operations for the year ended August 31, 2013 and for the period ended August 31, 2012 and for the cumulative period from inception (August 21, 2012) through August 31, 2013

Statements of Stockholders’ Equity for the period from inception (August 21, 2012) through August 31, 2013

Statements of Cash Flows for the year ended August 31, 2013 and for the period ended August 31, 2012 and the cumulative period from inception (August 21, 2012) through August 31, 2013

Notes to Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

No.	Description	Filed With	Date Filed
3.1	Articles of Incorporation	Form S-1	9/13/2012
3.2	Bylaws	Form S-1	9/13/2012
4.1	Specimen Stock Certificate	Form S-1	9/13/2012
10.1	Agreement with Betty Sytner Dated September 30, 2012	Form S-1/A	10/17/2012
10.2	Promissory Note - Betty Sytner	Form S-1/A	11/27/2012
99.1	Subscription Agreement	Form S-1	9/13/2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Infinity Oil & Gas Company

/s/ Betty Sytner

By: Betty Sytner

President, Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer and sole member of the Board of Directors

Date:  October 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Betty Sytner	President, Principal Executive Officer, Treasurer, Principal Accounting Officer, Principal Financial Officer and sole member of the Board of Directors	October 30, 2013