Form 10-Q
period 2014-03-31
Ignyta, Inc.
filed 2014-05-12
CIK 1557421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36344

Ignyta, Inc.

(Exact name of registrant as specified in its charter)

Nevada	59-3564984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11095 Flintkote Avenue, Suite D, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 255-5959

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of May 1, 2014 was 19,579,588.

IGNYTA, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

Page

PART I – FINANCIAL INFORMATION	1

Item 1. Unaudited Financial Statements	1

Condensed Balance Sheets at March 31, 2014 (unaudited) and December 31, 2013 (audited)	1

Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013, and for the period from August 29, 2011 (Inception) through March 31, 2014 (unaudited)	2

Condensed Statements of Stockholders’ Equity from August 29, 2011 (Inception) through March 31, 2014 (unaudited)	3

Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and for the period from August 29, 2011 (Inception) through March 31, 2014 (unaudited)	4

Notes to Condensed Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	25

Item 4. Controls and Procedures	25

PART II – OTHER INFORMATION	26

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Mine Safety Disclosures	36

Item 5. Other Information	36

Item 6. Exhibits	37

SIGNATURES	39

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Ignyta, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)

Assets

Current Assets
Cash and cash equivalents	$52,597,549	$51,803,716
Short term investments	25,449,905	—
Prepaid expenses and other current assets	826,189	671,373

Total current assets	78,873,643	52,475,089

Fixed Assets - Net	844,752	830,706

Long term investments	22,332,941	—
Other Assets	13,045	13,045

	$102,064,381	$53,318,840

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$1,115,064	$811,600
Accrued expenses and other liabilities	1,048,072	590,235
Note payable, current portion	757,777	—
Warrant liability	157,600	129,400

Total current liabilities	3,078,513	1,531,235

Note payable, net of current portion and discount	8,266,583	8,950,000
Other liabilities	1,050,000	1,050,000

Total liabilities	12,395,096	11,531,235

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred Stock, $.00001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.00001 par value; 100,000,000 shares authorized 19,575,144 and 13,934,876 shares issued and outstanding, respectively	196	139
Additional paid-in capital	109,379,936	57,360,406
Deficit accumulated during the development stage	(19,679,731)	(15,572,940)
Accumulated other comprehensive loss	(31,116)	—

Total stockholders’ equity	89,669,285	41,787,605

	$102,064,381	$53,318,840

The accompanying notes are an integral part of these consolidated financial statements.

Ignyta, Inc. and Subsidiary

(A Development Stage Company)

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Period from August 29, 2011 (Inception) through March 31, 2014
Revenue	$—	$—	$—

Expenses
Research and development	2,182,580	635,745	13,101,359
General and administrative	1,756,244	376,330	6,074,641

Loss from Operations	(3,938,824)	(1,012,075)	(19,176,000)

Other Expense
Other income (expense)	(27,021)	12,800	(132,973)
Interest income (expense)	(135,642)	(13,458)	(362,050)

Total Other Expense	(162,663)	(658)	(495,023)

Loss Before Income Taxes	(4,101,487)	(1,012,733)	(19,671,023)
Income tax provision	5,304	2,095	8,708

Net Loss	$(4,106,791)	$(1,014,828)	$(19,679,731)

Basic and diluted loss per share	$(0.28)	$(1.55)	$—
Weighted average shares	14,501,276	653,334	—

Comprehensive Loss
Net loss	$(4,106,791)	$(1,014,828)	$(19,679,731)
Unrealized loss on available for sale securities	(31,116)	—	(31,116)

Comprehensive loss	$(4,137,907)	$(1,014,828)	$(19,710,847)

The accompanying notes are an integral part of these consolidated financial statements.

Ignyta, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity

								Deficit
								Accumulated	Accumulated
	Convertible Preferred Stock						Additional	During the	Other
	Series A		Series B		Common Stock		Paid-in	Development	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Income (Loss)	Total

Balance at August 29, 2011	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of Restricted Stock	—	—	—	—	666,668	66	1,934	—	—	2,000
Issuance of Series A Preferred Stock net $29,221 in offering costs	416,667	42	—	—	—	—	220,736	—	—	220,778
Stock-based compensation expense	—	—	—	—	—	—	781	—	—	781
Net loss	—	—	—	—	—	—	—	(79,445)	—	(79,445)

Balance at December 31, 2011 (Audited)	416,667	42	—	—	666,668	66	223,451	(79,445)	—	144,114
Repurchase of Common Stock	—	—	—	—	(13,334)	(1)	(39)	—	—	(40)
Issuance of Series A Preferred Stock net $858 in offering costs	416,667	42	—	—	—	—	249,100	—	—	249,142
Issuance of Series B Preferred Stock net of $80,969 in offering costs	—	—	1,835,000	183	—	—	5,423,848	—	—	5,424,031
Stock-based compensation expense	—	—	—	—	—	—	23,373	—	—	23,373
Net loss	—	—	—	—	—	—	—	(1,279,852)	—	(1,279,852)

Balance at December 31, 2012 (Audited)	833,334	84	1,835,000	183	653,334	65	5,919,733	(1,359,297)	—	4,560,768

Issuance of Common Stock due to stock options exercised	—	—	—	—	12,290	1	2,999	—	—	3,000
Issuance of Restricted Stock due to Actagene merger	—	—	—	—	1,583,336	158	5,542	—	—	5,700
Conversion of Common Stock due to reverse merger	(833,334)	(84)	(1,835,000)	(183)	2,675,678	(175)	442	—	—	—
Issuance of Common Stock net of $3,047,687 in offering costs	—	—	—	—	9,010,238	90	51,013,651	—	—	51,013,741
Stock-based compensation expense	—	—	—	—	—	—	370,439	—	—	370,439
Issuance of Warrant	—	—	—	—	—	—	47,600	—	—	47,600
Net loss	—	—	—	—	—	—	—	(14,213,643)	—	(14,213,643)

Balance at December 31, 2013 (Audited)	—	—	—	—	13,934,876	139	57,360,406	(15,572,940)	—	41,787,605
Issuance of Common Stock due to stock options exercised	—	—	—	—	8,518	—	2,905	—	—	2,905
Repurchase of Restricted Stock	—	—	—	—	(400,000)	(4)	(1,436)	—	—	(1,440)
Issuance of Common Stock net of $3,608,670 in offering costs	—	—	—	—	6,031,750	61	51,581,782	—	—	51,581,843
Stock-based compensation expense	—	—	—	—	—	—	436,279	—	—	436,279
Unrealized gain (loss) on available for sale securities	—	—	—	—	—	—	—	—	(31,116)	(31,116)
Net loss	—	—	—	—	—	—	—	(4,106,791)	—	(4,106,791)

Balance at March 31, 2014 (Unaudited)	—	$—	—	$—	19,575,144	$196	$109,379,936	$(19,679,731)	$(31,116)	$89,669,285

The accompanying notes are an integral part of these consolidated financial statements.

Ignyta, Inc. and Subsidiary

(A Development Stage Company)

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Period from August 29, 2011 (Inception) through March 31, 2014
Cash Flows From Operating Activities
Net loss	$(4,106,791)	$(1,014,828)	$(19,679,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48,600	20,563	174,872
Loss on sale of assets	—	—	29,351
Stock-based compensation	436,279	23,584	830,872
Non-cash interest expense	—	5,146	110,756
Change in fair value of warrant liabilities	28,200	(12,800)	104,800
Accretion and amortization on debt securities	83,185	—	83,185
Warrant issued for license agreement	—	—	47,600
Amortization of debt discount	74,360	2,126	127,160
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	(154,816)	(111,930)	(949,990)
Accounts payable trade	303,464	71,071	1,115,064
Accrued expenses and other liabilities	457,837	69,954	1,048,072

Net cash used in operating activities	(2,829,682)	(947,114)	(16,957,989)

Cash Flows From Investing Activities
Purchases of investments	(49,368,366)	—	(49,368,366)
Sales of investments	1,471,219	—	1,471,219
Purchases of fixed assets	(62,646)	(230,063)	(1,058,975)
Proceeds received from sale of assets	—	—	10,000

Net cash used by investing activities	(47,959,793)	(230,063)	(48,946,122)

Cash Flows From Financing Activities
Net proceeds from issuance of Common Stock	51,581,843	—	102,595,584
Proceeds from issuance of notes payable	—	500,000	11,500,000
Payments on notes payable	—	—	(1,500,000)
Net proceeds from issuance of Restricted Stock	—	—	7,700
Net proceeds from issuance of Preferred Stock	—	—	5,893,951
Net proceeds from stock options exercised	2,905	—	5,905
Repurchase of Common Stock	(1,440)	—	(1,480)

Net cash provided by financing activities	51,583,308	500,000	118,501,660

Net Change in Cash and Cash Equivalents	793,833	(677,177)	52,597,549

Cash and Cash Equivalents at Beginning of Period	51,803,716	5,032,307	—

Cash and Cash Equivalents at End of Period	$52,597,549	$4,355,130	$52,597,549

Supplemental Disclosures of Cash Flow Information:
Interest	$115,333	$6,185	$176,790
Income taxes	$5,304	$2,095	$8,708
Noncash investing and Financing Activities:
Warrants issued with debt financing recorded as debt discount	$—	$12,100	$52,800
Unrealized loss on available for sale securities	$(31,116)	$—	$(31,116)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and related Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented.

Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, from which the balance sheet information herein was derived.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

Development stage	As of March 31, 2014, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure, and has not realized revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

Liquidity	As of March 31, 2014, the Company had an accumulated deficit of approximately $19,680,000. The Company also had negative cash flow from operations of approximately $2,830,000 during the three months ended March 31, 2014.

The Company expects that it will need additional capital to further fund development, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products. We are currently focused primarily on the development of our RXDX-101, Spark-1, Spark-2 and Spark-3 programs, which we believe will result in our continued incurrence of significant research and development and other expenses related to those programs. If the clinical trials for any of our products fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash on hand and through additional financing from existing and prospective investors. We cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders.

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

Use of estimates	The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Significant estimates used in preparing the financial statements include those assumed in computing the valuation allowance on deferred tax assets and the valuation of warrants, and those assumed in calculating stock-based compensation expense.

Cash and cash equivalents	The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents primarily represent amounts invested in money market funds whose cost equals market value.

Investments	Investments consist of corporate notes and bonds and commercial paper. The Company classifies investments as available-for-sale at the time of purchase. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investments as of each balance sheet date to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the Statements of Operations. No other-than-temporary impairment charges were recognized in the three months ended March 31, 2014 or in the fiscal years ended December 31, 2013, 2012 and 2011.

Fixed assets	Fixed assets are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to five years, or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term.

Impairment of long-lived assets	In accordance with authoritative guidance related to impairment or disposal of long-lived assets, management reviews the Company’s long-lived asset groups for impairment whenever events indicate that their carrying amount may not be recoverable. When management determines that one or more impairment indicators are present for an asset group, it compares the carrying amount of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the carrying amount of the asset group is greater than the net future undiscounted cash flows that the asset group is expected to generate, it compares the fair value to the book value of the asset group. If the fair value is less than the book value, it recognizes an impairment loss. The impairment loss would be the excess of the carrying amount of the asset group over its fair value. To date, the Company has not experienced any impairment losses on its long-lived assets used in operations.

Stock-based compensation	The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock

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

Fair value of financial instruments	The Company’s financial instruments consist of cash and cash equivalents, investments, prepaid expenses and other assets, accounts payable, accrued expenses, and notes payable. Fair value estimates of these instruments at a specific point in time are made based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of March 31, 2014 and December 31, 2013, the carrying amounts are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Derivative liabilities	The Company accounts for its warrants as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future events, expected volatility, expected life, yield, and risk free interest rate.

Income taxes	Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the combination of the tax payable for the year and the change during the year in deferred tax assets and liabilities.

Earnings per share (“EPS”)	Basic and diluted loss per common share have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. The Company’s basic and fully diluted EPS calculation are the same since the increased number of shares that would be included in the diluted calculation from the assumed exercise of stock equivalents would be anti-dilutive to the net loss in each of the years shown in the consolidated financial statements.

Comprehensive income (loss)	Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, are reported net of their related tax effect, to arrive at comprehensive income (loss).

Research and development costs	The Company is actively engaged in new product development efforts for which related costs are expensed as incurred.

Fair value measurement	Financial assets and liabilities are measured at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

• Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$52,598	$—	$—	$52,598	$51,804	$—	$—	$51,804
Short-term investments:
Corporate debt securities
Financial	—	15,781	—	15,781	—	—	—	—
Industrial	—	4,028	—	4,028	—	—	—	—
Utility	—	1,451	—	1,451	—	—	—	—
Commercial paper
Financial	—	4,190	—	4,190	—	—	—	—
Industrial	—	—	—	—	—	—	—	—

Total short-term investments	$—	$25,450	$—	$25,450	$—	$—	$—	$—

Long-term investments:
Corporate debt securities
Financial	—	14,634	—	14,634	—	—	—	—
Industrial	—	7,699	—	7,699	—	—	—	—
Utility	—	—	—	—	—	—	—	—

Total long-term investments	$—	$22,333	$—	22,333	$—	$—	$—	$—

Total assets measured at fair value	$52,598	$47,783	$—	$100,381	$51,804	$—	$—	$51,804

Liabilities:
Warrant liability	—	—	158	158	—	—	129	129

Total liabilities measured at fair value	$—	$—	$158	$158	$—	$—	$129	$129

The Company holds available-for-sale securities that consist of highly liquid, investment grade debt securities. The Company determines the fair value of its debt securities based upon one or more valuations reported by its investment accounting and reporting service provider. The investment service provider values the securities using a hierarchical security pricing model that relies primarily on valuations provided by an industry-recognized valuation service. Such valuations may be based on trade prices in active markets for identical assets or liabilities (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curves, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, and broker and dealer quotes, as well as other relevant economic measures.

The Company used Level 3 inputs for its valuation methodology for the warrant derivative liabilities. The estimated fair values were determined using a binomial option pricing model based on various assumptions (see Note 9). The Company’s derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to fair value of derivative liabilities.

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the three months ended March 31, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Derivative Liability
Beginning Balance at December 31, 2011	$—
Issuances	24,500

Ending Balance at December 31, 2012	$24,500

Issuances	28,300
Adjustments to estimated fair value	76,600

Ending Balance at December 31, 2013	$129,400

Adjustments to estimated fair value	28,200

Ending Balance at March 31, 2014	$157,600

2. Reverse Merger

For purposes of the below description of the Merger, the PIPE financings and the Ignyta Plan (each as defined below), all references to “Ignyta” shall refer to Ignyta, Inc., a Nevada corporation whose name was changed from Infinity Oil & Gas Company on October 31, 2013 in connection with the closing of the Merger; and all references to “Merger Sub” shall refer to IGAS Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Ignyta.

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

4. Investments

The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. As of March 31, 2014, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date. The Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in investment income.

The following table summarizes investments by security type as of March 31, 2014:

	March 31, 2014 (in thousands)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$25,472	$—	$(22)	$25,450
Corporate debt securities, long-term	$22,342	$—	$(9)	$22,333

Total	$47,814	$—	$(31)	$47,783

5. Fixed Assets	Fixed assets consisted of the following:

	March 31, 2014	December 31, 2013
Manufacturing and lab equipment	$812,865	$775,872
Office furniture and equipment	59,095	59,095
Computers	136,509	110,857

	1,008,469	945,824
Less accumulated depreciation and amortization	(163,717)	(115,118)

	$844,752	$830,706

Depreciation expense for three months ended March 31, 2014 and 2013 and for the period from inception (August 29, 2011) through March 31, 2014 was $48,600, $20,563 and $174,872, respectively.

6. Notes Payable	On December 31, 2013 the Company entered into an amended and restated loan and security agreement (the “New Loan Agreement”) with a financial institution. The New Loan Agreement replaced the prior loan and security agreement (the “Loan Agreement”) which was first entered into in June 2012 and amended in February 2013. The maximum borrowing amount under the New Loan Agreement was increased from $1,500,000 to $10,000,000. All principal and interest due on the prior Loan Agreement was paid in full and the Company was advanced the net proceeds on December 31, 2013. Payments of principal and interest are due on the New Loan Agreement on a fully amortized basis of 36 months in equal monthly installments, commencing after a twelve-month period of interest only payments, such that all amounts owed under the New Loan Agreement will mature on December 1, 2017. Upon such maturity date, the Company will also owe to the lender a final payment of $1,050,000, equal to 10.50% of the full principal amount under the New Loan Agreement. The final payment of $1,050,000 is presented as a debt discount on the related debt to be amortized to interest expense. Interest on the $10,000,000 note was fixed on the date of funding at 6.92%. The loan is collateralized by substantially all of the assets of the Company, other than its intellectual property.

As additional consideration for the cost and risk associated with the Loan Agreement, Ignyta Operating issued to the lender a warrant to purchase up to 8,334 shares of Series B Preferred Stock in June 2012, and an additional warrant to purchase up to a number of shares of Series B Preferred Stock equal to 5% of the amount loaned under the Loan Agreement on February 27, 2013 and thereafter, subject to adjustment as set forth in the warrant, including without limitation for stock combinations and splits. As a result, following the final advance under the Loan Agreement in July 2013, the warrant became exercisable for 16,667 shares of Ignyta Operating’s Series B Preferred Stock. The warrants issued in 2013 and 2012 were recorded at fair values of $28,300 and $24,500, respectively, and were presented as a debt discount on the related debt to be amortized to interest expense over the term of the Loan Agreement (See Note 9). Both warrants were assumed by Ignyta, Inc. in connection with the Merger (see Note 2). No new warrants were issued in conjunction with the New Loan Agreement, and as a result of the payoff of the original loan, the debt discount was written off on December 31, 2013.

Interest expense due to amortization of the debt discount for periods ended March 31, 2014 and 2013 and for the period from inception (August 29, 2011) through March 31, 2014 was $0, $5,146 and $110,756, respectively.

Future minimum principal payments on notes payable are as follows:

Twelve Months ending March 31,
2015	$757,777
2016	3,156,257
2017	3,386,187
2018	2,699,779

Total	$10,000,000

7. Stockholders’ Equity	The Company is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, with the preferred stock having the rights, preferences and privileges that our Board of Directors may determine from time to time. Each share of the Company’s common stock is entitled to one vote, and all shares rank equally as to voting and other matters.

On March 19, 2014, the Company completed a secondary public stock offering providing for the issuance and sale to investors of an aggregate of 6,031,750 shares of its common stock at a purchase price of nine dollars and fifteen cents ($9.15) per share for gross proceeds of approximately $55.2 million.

On November 29, 2013, the Company completed a PIPE financing with 195 accredited investors, providing for the issuance and sale to such investors of an aggregate of 1,270,096 shares of its common stock at a purchase price of six dollars ($6.00) per share, for gross proceeds of approximately $7.6 million.

On November 6, 2013, the Company completed a PIPE financing, providing for the issuance and sale of an aggregate of 7,740,142 shares of its common stock to 52 accredited investors at a purchase price of six dollars ($6.00) per share, for gross proceeds of approximately $46.4 million.

On October 31, 2013, Ignyta, Inc. approved a 100-for-1 reverse stock split of its capital stock, and Ignyta Operating approved a 3-for-1 reverse stock split of its capital stock (the “Reverse Stock Splits”). The par value of Ignyta, Inc.’s outstanding capital stock changed from $0.0001 to $0.00001 per share on such date. The stockholders’ equity section of the accompanying financial statements and all share numbers disclosed throughout the financial statements have been retroactively adjusted to give effect to the Reverse Stock Splits.

Series A Convertible Preferred Stock	During 2012, Ignyta Operating issued 416,667 shares of Series A Preferred Stock at $0.60 per share for proceeds consisting of $250,000 in cash.

During 2011, Ignyta Operating issued 416,667 shares of Series A Preferred Stock at $0.60 per share for proceeds consisting of $250,000 in cash.

On October 31, 2013, prior to the Reverse Stock Splits, the holders of shares of Ignyta Operating’s Series A Preferred Stock elected to convert all issued and outstanding shares of such preferred stock into shares of common stock at the applicable conversion rate, which was one-to-one.

Series B Convertible Preferred Stock

During 2012, Ignyta Operating issued 1,835,000 shares of Series B Preferred Stock at $3.00 per share for proceeds consisting of $5,505,000 in cash.

On October 31, 2013, prior to the Reverse Stock Splits, the holders of shares of Ignyta Operating’s Series B Preferred Stock elected to convert all issued and outstanding shares of such preferred stock into shares of common stock at the applicable conversion rate, which was one-to-one.

8. Stock-Based Compensation

In 2011, Ignyta Operating adopted the Ignyta Plan. The Ignyta Plan provided for the issuance of incentive stock options to employees and nonstatutory stock options, restricted stock awards, stock appreciation rights and stock bonuses to directors, employees and consultants. The Ignyta Plan was assumed by Ignyta, Inc. in connection with the Merger (see Note 2). In February 2013, October 2013 and December 2013, the Ignyta Plan was amended to, among other things, increase the number of shares of the Company’s common stock available for issuance thereunder from 166,666 shares to 666,666 shares, to 712,652 shares and to 2,712,652 shares, respectively.

On February 28, 2014, Ignyta, Inc. adopted the Employment Inducement Incentive Award Plan (the “Inducement Plan,” and together with the Ignyta Plan, the “Plans”). The Inducement Plan provides for the issuance of equity awards to new employees and an initial share reserve of 1,000,000 shares.

Stock option activity	There are a total of 2,712,652 shares of common stock reserved under the 2011 Plan and 1,000,000 shares of common stock reserved under the Inducement Plan. As of March 31, 2014, 1,192,627 shares remained available under the 2011 Plan, although under applicable rules of the NASDAQ Stock Market, the Company may not make additional grants under the 2011 Plan unless the 2011 Plan is approved by the Company’s stockholders. In addition, as of March 31, 2014, 865,000 shares remained available under the Inducement Plan. The options that are granted under the Plans are exercisable at various dates and will expire no more than ten years from their dates of grant. The exercise price of each option shall be determined by the administrator of the Plans, which is the Company’s Board of Directors or the Compensation Committee thereof, and shall not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted. Generally, options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of the option grant. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock on the date of grant and for a term not to exceed five years.

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2011	12,500	$0.18	—	$—

Granted	144,159	0.39	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—

Balance at December 31, 2012	156,659	0.36	—	—

Granted	1,061,325	4.60	—	—
Exercised	(12,290)	0.24	—	—
Expired	(2,154)	0.54	—	—
Forfeited	(70,387)	0.45	—	—

Balance at December 31, 2013	1,133,153	$4.33	9.71	$3,026,430

Granted	677,000	8.82	—	—
Exercised	(8,518)	0.34	—	—
Expired	—	—	—	—
Forfeited	(37,039)	0.82	—	—

Balance at March 31, 2014	1,764,596	$6.15	9.66	$4,154,623

Exercisable at March 31, 2014	123,941	$0.60	8.71	$954,234

The fair value of options granted to employees and non-employee directors was estimated at the date of grant using a Black-Scholes option pricing model with the weighted-average assumptions stated below.

	Three Months Ended March 31, 2014	Three Months Ended March, 31, 2013
Risk free interest rate	1.92%	1.18%
Dividend yield	0.00%	0.00%
Volatility	58.71%	59.82%
Weighted-average expected life of option (years)	6.05	5.99

The estimated weighted-average per-share fair value of stock options granted to employees and non-employee directors for the three months ended March 31, 2014 and 2013 was $4.91 and $0.11, respectively.

The fair value of options granted to non-employees was estimated at the vesting date using a Black-Scholes option pricing model with the weighted-average assumptions stated below.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Risk free interest rate	2.65%	2.05%
Dividend yield	0.00%	0.00%
Volatility	56.95%	59.25%
Weighted-average expected life of option (years)	10	10

The estimated weighted-average per-share fair value of stock options granted to non-employees for the three months ended March 31, 2014 and 2013 was $6.08 and $0.14, respectively.

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

Stock-based compensation expense for employees and non-employees for the three months ended March 31, 2014 and 2013 and the period from inception (August 29, 2011) through March 31, 2014 was $315,106, $22,384 and $679,719, respectively. For the three months ended March 31, 2014 and 2013 and the period from inception (August 29, 2011) through March 31, 2014, $53,468, $19,420 and $281,201 was recorded to research and development expense, respectively and $261,638, $2,964, and $398,518 was recorded to general and administrative expense, respectively.

As of March 31, 2014, there was an additional $5,808,903 of total unrecognized compensation cost related to unvested stock-based awards granted under the Plans. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.91 years.

Restricted stock activity	In 2011, Ignyta Operating sold 666,668 shares of restricted common stock for gross proceeds of $2,000 in accordance with restricted stock purchase agreements with various advisors. Approximately 600,000 shares were vested immediately and the remaining 66,668 are subject to vesting requirements based on future service.

The terms of each of the agreements state that the Company has the right to repurchase the unvested shares of stock if the shareholder stops providing services to the Company. The Company repurchased 13,334 shares of common stock in 2012. The Company records stock-based compensation expense, calculated as the difference between the fair value of the common stock at each reporting period less the proceeds received, upon vesting of the restricted stock. Related stock-based compensation for the three months ended March 31, 2014 and 2013 and the period from inception (August 29, 2011) through March 31, 2014 was $16,600, $1,200 and $46,580, respectively. All restricted stock was expensed to research and development. At March 31, 2014, 633,334 shares were vested and 20,000 shares remained unvested.

On May 20, 2013, in connection with Ignyta Operating’s merger with Actagene, Ignyta Operating issued 1,583,336 shares of restricted common stock in exchange for the cancellation of all of the outstanding shares of Actagene (see Note 3). In February of 2014, in connection with the termination of employment of an employee, the Company repurchased 400,000 restricted shares. Of the remaining restricted shares, approximately 1,000,000 shares were vested immediately and 183,336 are subject to vesting requirements based on future service. The shares vest over four years, with one-third having vested in February 2014 and the remaining unvested shares vesting over the next 36 months. Related stock-based compensation for the three months ended March 31, 2014 and 2013 and the period from inception (August 29, 2011) through March 31, 2014 was $104,573, $0 and $104,573, respectively. All restricted stock was expensed to research and development. At March 31, 2014, 1,129,322 shares were vested and 54,014 shares remained unvested.

All of the foregoing restricted stock was exchanged for shares of Ignyta, Inc. common stock in connection with the Merger (see Note 2).

9. Warrants

On November 6, 2013, the Company issued Nerviano Medical Sciences S.r.l. (“NMS”) a warrant to acquire up to 16,667 shares of its common stock in connection with the license agreement between the Company and NMS. The warrant has an exercise price of $6.00 per share and is exercisable at the option of the holder, in whole or in part, at any time until November 6, 2018. The terms of such warrant provide for adjustments in the event of certain stock dividends, stock splits, recapitalizations, reclassifications and consolidations. Upon exercise, the aggregate exercise price of the warrant issued is payable by NMS in cash.

The Company recognized warrant expense of $47,600 using a binomial model with an exercise price of $6.00, risk free interest rate of 1.68%, volatility of 54.8%, and a useful life of 4.85 years. The entire amount was expensed to research and development in 2013.

During 2012, Ignyta Operating issued a warrant to purchase 8,334 shares of Series B Preferred Stock in connection with the Loan Agreement (see Note 6). The warrant was assumed by Ignyta, Inc. in connection with the Merger (see Note 2). The exercise price of the warrant is $3.00 per share.

On February 27, 2013, Ignyta Operating issued a warrant to purchase up to a number of shares of Series B Preferred Stock equal to 5% of the amount loaned under the Loan Agreement on February 27, 2013 and thereafter, subject to adjustment as set forth in the warrant, including without limitation for stock combinations and splits (see Note 6). As a result, following the February 2013 and July 2013 advances under the Loan Agreement, the warrant became exercisable for 16,667 shares of Ignyta Operating’s Series B Preferred Stock. The warrant was assumed by Ignyta, Inc. in connection with the Merger (see Note 2). The exercise price of the warrant is $3.00 per share and the warrant expires February 27, 2020.

The exercise price of the warrants issued in conjunction with the loan financing is protected against dilutive financing through the term of the warrants. Pursuant to ASC 815-15 and ASC 815-40, the fair value of the warrants was recorded as a derivative liability on the issuance dates.

Each of the warrants was valued at the grant date and at the end of each reporting period thereafter.

The Company revalued all of the warrants at the end of each reporting period, and the estimated fair value of the outstanding warrant liability was $157,600 and $23,800 at March 31, 2014 and 2013, respectively. The change in the estimated fair value of the derivative liability resulted in other expense of $28,200 and other income of $12,800 for the periods ended March 31, 2014 and 2013, respectively.

The derivative liabilities were valued at their issuance dates and at the end of each reporting period using a binomial pricing model and the following weighted average assumptions:

	March 31, 2014	March 31, 2013
Expected volatility	58.2%	46.7%
Risk-free interest rate	1.96%	1.24%
Dividend yield	0.00%	0.00%
Remaining expected term of underlying securities (years)	5.82	6.55

10. Income Taxes

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, deferred revenue and stock-based compensation. In assessing the potential for realization of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. The Company may not ever be able to realize the benefit of some or all of the federal and state loss carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

11. Commitments and Contingencies

Operating leases	The Company leases office space under non-cancelable operating leases expiring on various dates through August 2016. The Company incurred rent expense under those operating leases of approximately $47,476, $18,301 and $224,347 for the three months ended March 31, 2014 and 2013, and for the period from inception (August 29, 2011) through March, 2014, respectively

The Company leases lab equipment under a non-cancelable operating lease that expires in March 2016. Monthly payments are $5,758. The Company incurred rent expense under that operating lease of $22,126, $0 and $82,746 for the three months ended March 31, 2014 and 2013, and for the period from inception (August 29, 2011) through March 31, 2014, respectively.

Future minimum lease payments required under the operating leases are as follows:

Twelve Months Ending March 31,
2015	$217,020
2016	192,503
2017	52,863
2018	—

Total	$462,386

License agreements	The Company has entered into a license agreement with NMS which became effective on November 6, 2013, whereby the Company obtained an exclusive license in certain of NMS’ Active Pharmaceutical Ingredients (APIs) and certain NMS IP rights upon the effective date of the agreement. An initial payment of $7,000,000 was paid in November 2013. The entire amount was expensed to research and development in 2013 as no future benefit can be determined at this time. In addition, NMS was issued on November 6, 2013 a five year warrant to purchase 16,667 shares of our common stock at an exercise price per share of six dollars ($6.00). Tiered royalties in the low single digits to mid double digits will be paid based upon aggregate annual net sales. The agreement also requires that the Company makes development and regulatory milestone payments to NMS of up to $105.0 million in the aggregate if specified clinical study initiations and regulatory approvals are achieved across multiple products or indications. The first such milestone payment is not due until the Company elects to initiate the first randomized Phase II clinical study, which, based on its current estimates and certain assumptions, the Company anticipates could occur as early as 2015. The Company is obligated under the terms of the license agreement to engage NMS to perform services valued at $1 million or more between the effective date of the license agreement and December 31, 2014, which services could include, among others at the Company’s election, manufacture and supply services, technology transfer activities, preclinical activities, process development activities and assay development activities. As of March 31, 2014, approximately $756,000 of services were performed.

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

On March 31, 2014, the Company entered into an agreement with a contract research organization for additional clinical studies to be conducted both within and outside the U.S., at an estimated cost of approximately $10 million over a two-year period.

12. Concentrations

Credit risk	The Company maintains cash balances at various financial institutions. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation. At times these balances exceed federally insured limits. The Company has not experienced any losses in such accounts.

With respect to our available-for-sale securities, our primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. Currently, our holdings are in money market funds and available-for-sale securities, and therefore this interest rate risk is minimal. To minimize our interest rate risk going forward, we intend to continue to maintain our portfolio of cash, cash equivalents and available-for-sale securities in a variety of securities consisting of money market funds and debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We also generally time the maturities of our investments to correspond with our expected cash needs, allowing us to avoid realizing any potential losses from having to sell securities prior to their maturities.

Our cash is invested in accordance with a policy approved by our Board of Directors which specifies the categories, allocations, and ratings of securities we may consider for investment. We do not believe our cash, cash equivalents and available-for-sale securities have significant risk of default or illiquidity. We made this determination based on discussions with our treasury managers and a review of our holdings. While we believe our cash, cash equivalents and available-for-sale securities are well diversified and do not contain excessive risk, we cannot provide absolute assurance that our investments will not be subject to future adverse changes in market value.

13. Related Parties	In 2012, the Company executed an employee lease agreement with its majority stockholder. Under the terms of the agreement, the Company is reimbursed for certain administrative services provided to the related party. In addition, the Company was reimbursed for various operating expenses related to shared utilities and telecommunications and/or may make payments to its majority shareholder for these shared operating expenses.

Total reimbursements received during the three months ended March 31, 2014 and 2013 and the period from inception (August 29, 2011) through March 31, 2014 were $0, $5,277 and $19,303, respectively. There was $0 and $95 in accounts receivable at March 31, 2014 and 2013, respectively. Total payments made during the three months ended March 31, 2014 and 2013 and the period from inception (August 29, 2011) through March 31, 2014 were $711, $3,168 and $39,761, respectively. There was $200 and $141 in accounts payable at March 31, 2014 and 2013, respectively.

In May 2013, Ignyta Operating and Actagene effected a merger pursuant to which Actagene merged with and into Ignyta Operating. The majority stockholder of Ignyta Operating was also the majority stockholder of Actagene, and representatives of the majority stockholder controlled the day to day operations and were on the board of directors of each entity (see Note 3).

14. Subsequent Events	On April 18, 2014, the Company executed an amendment to its building lease adding additional square footage and extending the lease term to October 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2013 and the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

On October 31, 2013, Ignyta Operating, Inc., a private Delaware corporation previously named “Ignyta, Inc.,” or Ignyta Operating, merged with and into IGAS Acquisition Corp., a wholly owned subsidiary of Ignyta, Inc., a Nevada corporation previously named “Infinity Oil & Gas Company,” or Ignyta, formerly a “shell company” under applicable rules of the Securities and Exchange Commission, or the SEC. Ignyta Operating survived the merger as a wholly owned subsidiary of Ignyta. In the merger, Ignyta acquired the business of Ignyta Operating and continued the business operations of Ignyta Operating. The merger is accounted for as a reverse merger and recapitalization, with Ignyta Operating as the acquirer and Ignyta as the acquired company for financial reporting purposes. As a result, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of Ignyta Operating and are recorded at the historical cost basis of Ignyta Operating, and the consolidated financial statements after completion of the merger will include the assets and liabilities of Ignyta and Ignyta Operating, the historical operations of Ignyta Operating and the operations of the combined enterprise of Ignyta and Ignyta Operating from and after the closing date of the merger. As a result of the accounting treatment of the merger and the change in Ignyta’s business and operations from a shell company to a precision medicine biotechnology company, a discussion of the past financial results of the shell company is not pertinent or material, and the following discussion and analysis of our financial condition and results of operations are based on Ignyta Operating’s financial statements.

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

We are a precision medicine biotechnology company dedicated to discovering or acquiring, then developing and commercializing, precisely targeted new drugs for cancer patients whose tumors harbor specific molecular alterations. We are pursuing an integrated drug and diagnostic, or Rx/Dx, strategy, where we anticipate pairing each of our product candidates with biomarker-based companion diagnostics, developed by us or by third parties with which we may partner, that are designed to identify the patients that are most likely to benefit from the use of the drugs we may develop. Our current development plans focus on our lead product candidate: RXDX-101, a tyrosine kinase inhibitor directed to the Trk family tyrosine kinase receptors (TrkA, TrkB and TrkC), ROS1 and ALK proteins, which is in a Phase I/II clinical study in molecularly defined patient populations for the treatment of solid tumors. We have a second product candidate, RXDX-102, a tyrosine kinase inhibitor directed to the Trk family tyrosine kinase receptors, which we have designated as a back-up compound to RXDX-101 and with respect to which we will not devote further development resources unless the development program for RXDX-101 is unsuccessful. We have entered into a license agreement with Nerviano Medical Sciences, S.r.l., or NMS, granting us exclusive global development and marketing rights to RXDX-101 and RXDX-102, which became effective on November 6, 2013. We also have three discovery stage programs, Spark-1, Spark-2 and Spark-3, directed to emerging oncology targets identified through mining of our database of information from proprietary and publicly available tumor samples, called Oncolome™. Our strategy is to leverage the biomarker insights that we gain through our genetic and epigenetic mining of our Oncolome database and the knowledge of cancer biology of our management and drug discovery team, with the goal of discovering or acquiring, validating, developing and commercializing a pipeline of novel product candidates for the treatment of cancer.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenue from product sales or otherwise.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug and biomarker discovery efforts and the development of our product candidates, which include:

•	employee-related expenses, including salaries, benefits and stock-based compensation expense;

•	expenses incurred under agreements with third parties, including consultants and advisors we engage for research-related services and any contract research organizations, or CROs, that we may engage in connection with conducting preclinical and clinical activities on our behalf;

•	the cost of laboratory supplies;

•	license fees; and

•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other operating costs.

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

Research and development activities are central to our business model. Our research and development programs that we expect will be our focus in the immediate future consist of the development of RXDX-101, for which we acquired exclusive development rights upon the effectiveness of our license agreement with NMS on November 6, 2013, and drug discovery activities for the development of our Spark-1, Spark-2 and Spark-3 programs. All of those research and development programs are in the early stage, and since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect research and development costs relating to each of those programs to increase significantly for the foreseeable future. However, the successful development of any of those product candidates, or any others we may seek to pursue, is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates, or whether any of these product candidates will reach successful commercialization. We are also unable to predict when, if ever, any net cash inflows will commence from any of the product candidates we currently or may in the future pursue. This lack of predictability is due to the numerous risks and uncertainties associated with developing medicines, many of which, such as our ability to obtain approvals to market and sell those medicines from the U.S. Food and Drug Administration, or FDA, and other applicable regulatory authorities, are beyond our control, including the uncertainty of:

•	establishing an appropriate safety profile with toxicology studies adequate to submit to the FDA in an Investigational New Drug application, or IND, or comparable applications to foreign regulatory authorities;

•	successful enrollment in and adequate design and completion of clinical trials;

•	receipt of marketing approvals from applicable regulatory authorities, including the FDA and comparable foreign authorities;

•	establishing commercial manufacturing capabilities or, more likely, seeking to establish arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

•	launching commercial sales of the products, if and when approved, including establishing an internal sales and marketing force and/or establishing relationships with third parties for such purpose;

•	developing and commercializing, individually or with third-party collaborators, companion diagnostics; and

•	a continued acceptable safety profile of the products following approval, if any.

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, potential commercialization of our product candidates and increased costs of operating as a public company. These increases will likely include increased costs related to facilities expansion, the hiring of additional personnel and increased fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with operating as a public company, including expenses related to services associated with maintaining compliance with requirements of the SEC, insurance and investor relations costs.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting periods. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances at the time the estimates are made, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We periodically evaluate our estimates and judgments, including those described in greater detail below, in light of changes in circumstances, facts and experience.

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. Our significant accounting policies are described in more detail in the notes to our financial statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013, or our Form 10-K. We believe the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments are as follows:

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

Investments

Investments consist of corporate notes and bonds and commercial paper. We classify investments as available-for-sale at the time of purchase. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. We evaluate our investments as of each balance sheet date to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that we will sell the securities before the recovery of our cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the Statements of Operations. No other-than-temporary impairment charges were recognized in the three months ended March 31, 2014 or in the fiscal years ended December 31, 2013, 2012 and 2011.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

The following table summarizes our results of operations for the three months ended March 31, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Three Months ended March 31,		Dollar change	% change
	2014	2013
		(in thousands)
Revenue	$—	$—	$—	—%
Operating expenses:
Research and development	2,183	636	1,547	243
General and administrative	1,756	376	1,380	367
Loss from operations	(3,939)	(1,012)	(2,927)	289
Other income (expense)	(163)	(1)	(162)	16,200
Provision for income taxes	5	2	3	150

Net loss	$(4,107)	$(1,015)	$(3,092)	305%

Revenue. We did not record any revenue for the three months ended March 31, 2014 or 2013.

Research and Development Expense. Research and development expense increased by approximately $1.5 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, an increase of 243%. The increase in research and development expenses was primarily attributable to an increase in activities relating to development of our RXDX-101 product candidate and our biomarker discovery programs and platform technologies. We also incurred an increase between periods for personnel expenses related to hiring and engaging additional employees and consultants to help us advance our product candidates and facilities related expenses.

General and Administrative Expense. General and administrative expenses increased by approximately $1.4 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, an increase of 367%. The increase in general and administrative expenses was primarily attributable to increases in personnel costs and investor relations, audit, legal and intellectual property costs, some of which resulted from activities relating to operating as a public company and completion of our March 2014 public offering of our common stock, and facilities related expenses.

Other Income (Expense). Other expense increased by approximately $0.2 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, an increase of 16,200%. The increase in other expense was attributable to increased interest owed under our loan agreement with Silicon Valley Bank, or SVB, as well as the change in the fair value of the warrant liability associated with the warrants we issued to SVB, partially offset by an increase in interest income.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, and through March 31, 2014, we have raised an aggregate of approximately $125 million to fund our operations, of which approximately $55 million was received from our issuance and sale of our common stock in an underwritten public offering in March 2014, approximately $54 million was received from our issuance and sale of our common stock in two private placements in November 2013, approximately $6 million was received from our issuance and sale of our preferred stock and $10.0 million was received from the incurrence of indebtedness under our loan agreement with SVB. As of March 31, 2014, we had also received a small amount of funding from our issuance of common stock upon the exercise from time to time of stock options, and from our issuance of common stock to our founders in August and September 2011. As of March 31, 2014, we had approximately $52.6 million in cash and cash equivalents and approximately $47.8 million in available-for-sale securities.

Public Offering. In March 2014, we issued an aggregate of 6,031,750 shares of our common stock in an underwritten public offering. All of the shares issued in the public offering were sold by the underwriters at a purchase price per share of $9.15, for aggregate gross proceeds of approximately $55.2 million and aggregate net proceeds, after deducting underwriting discounts and commissions and other offering fees and expenses, of approximately $51.6 million.

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

Private Placements. In November 2013, we entered into securities purchase agreements with accredited investors providing for the issuance and sale to such investors of an aggregate of 9,010,238 shares of our common stock in private placement transactions. All of the shares issued in the private placements were sold at a purchase price per share of $6.00, for aggregate gross proceeds of approximately $54.1 million and aggregate net proceeds, after deducting for placement agent and other offering fees and expenses, of approximately $51.0 million.

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

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months ended, March 31,
	2014	2013
	(in thousands)
Net cash (used in) operating activities	$(2,830)	$(947)
Net cash (used in) investing activities	(47,960)	(230)
Net cash provided by financing activities	51,583	500
Net increase (decrease) in cash and cash equivalents	$793	$(677)

Net Cash Used in Operating Activities. The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was approximately $2.8 million during the three months ended March 31, 2014 compared to approximately $1.0 million during the three months ended March 31, 2013. The increase in cash used in operating activities was driven primarily by our net loss.

Net Cash Used in Investing Activities. Net cash used in investing activities was approximately $48.0 million during the three months ended March 31, 2014 compared to approximately $0.2 million during the three months ended March 31, 2013. The cash used in investing activities was primarily the result of investments in available-for-sale securities and to a lesser extent purchases of fixed assets.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $51.6 million during the three months ended March 31, 2014 compared to approximately $0.5 million during the three months ended March 31, 2013. The cash provided by financing activities for the three months ended March 31, 2014 was primarily the result of our March 2014 public offering of common stock.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly now that we have assumed rights to, and operational and financial responsibility for, the development and manufacturing of RXDX-101 and as we continue the research and development of, initiate or continue, as applicable, clinical trials of, and seek marketing approval for, that product candidate and our Spark-1, Spark-2 and Spark-3 programs. In addition, if we obtain marketing approval for any of our product candidates in the future, which we anticipate would not occur for several years if at all, we expect we would then incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of any collaborators with whom we may engage. Further, we expect to incur additional costs associated with operating as a public company.

Even after giving effect to our March 2014 and November 2013 common stock offerings and our December 2013 loan agreement with SVB, we expect to need to obtain additional funding in order to continue our operations and pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and available-for-sale securities will enable us to fund our operations and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including:

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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of medicines that we do not expect to be commercially available for many years, if at all. Accordingly, we will likely need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Caution on Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would,” or the negative of these terms or other comparable terminology. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the results of our research and development activities, including uncertainties relating to the discovery of potential product candidates and the preclinical and clinical testing of our product candidates; the early stage of our product candidates presently under development; our ability to obtain and, if obtained, maintain regulatory approval of our current product candidates, and any of our other future product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate; our need for additional funds in order to pursue our business plan and the uncertainty of whether we will be able to obtain the funding we need; our ability to retain or hire key scientific or management personnel; our ability, with partners, to validate, develop and obtain regulatory approval of companion diagnostics for our product candidates; our ability to protect our intellectual property rights, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; our ability to develop successful sales and marketing capabilities in the future as needed; the size and growth of the potential markets for any of our product candidates, and the rate and degree of market acceptance of any of our product candidates; competition in our industry; the impact of healthcare reform legislation; regulatory developments in the United States and foreign countries; and other risks detailed under Part II – Item 1A – Risk Factors in this report and under “Part I—Item 1A—Risk Factors” in our most recent Annual Report on Form 10-K, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” we are not required to provide the information required by this item in this report.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K as well as the other information in this report before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K or this report could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Except with respect to our trademarks, the trademarks, trade names and service marks appearing in this report are the property of their respective owners.

We expect to need additional funding to continue our operations, which could result in dilution or restrictions on our business activities. We may not be able to raise capital when needed, if at all, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail.

Our operations have consumed substantial amounts of cash since inception. We expect to need substantial additional funding to pursue the clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, which may include building internal sales and marketing forces to address certain markets.

Even after giving effect to the proceeds received from our March 2014 and November 2013 common stock offerings and our December 2013 loan agreement with SVB, we expect to require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner than we currently anticipate if we choose to and are able to expand more rapidly than we currently anticipate. Further, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the ongoing development of RXDX-101 and other product candidates. For example, in February 2014 we submitted an IND to the FDA for RXDX-101, which IND became active with the FDA in March 2014. We are planning to launch a new, global Phase I/II clinical trial of oral RXDX-101 in adult patients with metastatic cancer detected to be positive for relevant molecular alterations. This clinical trial will utilize a daily dosing regimen, and we anticipate that this trial will involve clinical sites in the United States, Europe, and possibly Asia.

In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we expect to need to obtain substantial additional funding in order to continue our operations.

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

To date, we have invested significant efforts in the acquisition of two product candidates from NMS. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize RXDX-101, with RXDX-102 as a back-up compound in case the development of RXDX-101 is not successful. Our business depends entirely on the successful development, clinical testing and commercialization of these and any other product candidates we may seek to develop in the future, which may never occur.

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

If the results of the ongoing Phase I/II clinical trial, or our planned Phase I/II clinical trial, of RXDX-101 are not successful, we may not be able to use those results as the basis for advancing the product candidate into further clinical development. In that case, we may not have the resources to conduct new clinical trials, and/or we may determine that further clinical development of this product candidate is not justified and may decide to discontinue the program. Clinical testing of RXDX-102 would not commence unless the development of RXDX-101 is not successful, but the results of any future preclinical studies or clinical trials of RXDX-102, if unsuccessful, could lead to our abandonment of the development of that product candidate as well. If studies of these product candidates produce unsuccessful results and we are forced or elect to cease their development, our business and prospects would be substantially harmed.

Clinical drug development involves a lengthy and expensive process with uncertain outcomes, and any of our clinical trials or studies could produce unsuccessful results or fail at any stage in the testing process.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Additionally, any positive results of preclinical studies and early clinical trials of a product candidate may not be predictive of the results of later-stage clinical trials, such that product candidates may reach later stages of clinical trials and fail to show the desired safety and efficacy traits despite having shown indications of those traits in initial clinical trials. For example, although the preclinical and early clinical results for our lead product candidate has been positive, those results and the results that may be generated in the ongoing Phase I/II clinical trial for RXDX-101 or our planned Phase I/II clinical trial of this product candidate do not imply that later clinical trials will demonstrate similar results. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. The results of any future clinical trials we conduct may not be successful.

Although there is a clinical trial ongoing for RXDX-101 and we are planning to launch a second such clinical trial, we may experience delays in pursuing those or any other clinical or preclinical studies. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining regulatory approval to commence a trial;

•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining approval from an independent institutional review board, or IRB, at each trial site;

•	enrolling suitable patients to participate in a trial;

•	developing and validating companion diagnostics on a timely basis;

•	changes in formulation, dosing or administration regimens;

•	having patients complete a trial or return for post-treatment follow-up;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	regulators instituting a clinical hold due to observed safety findings;

•	adding new clinical trial sites; or

•	manufacturing sufficient quantities of product candidate for use in clinical trials.

We currently rely, and we expect to continue to rely, on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. Although we have agreements in place with CROs governing their committed activities and conduct, and we expect we will have similar agreements with other CROs we may engage in the future, we have limited influence over their actual performance. As a result, we ultimately do not have control over a CRO’s compliance with the terms of any agreement it may have with us, its compliance with applicable regulatory requirements, or its adherence to agreed time schedules and deadlines, and a CRO’s failure to perform those obligations could subject any of our clinical trials to delays or failure.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board for the trial, if applicable, or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we were to experience delays in the completion of, or suspension or termination of, any clinical trial for our product candidates, the commercial prospects of the product candidate would be harmed, and our ability to generate product revenues from the product candidate would be delayed or eliminated. In addition, any delays in completing clinical trials would increase our costs, slow down our product candidate development and approval process and jeopardize regulatory approval of the product candidate. The occurrence of any of these events could harm our business, financial condition and prospects significantly.

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

Patient enrollment for any of our clinical trials may also be affected by other factors, including without limitation:

•	the severity of the disease under investigation;

•	the frequency of the molecular alteration we are seeking to target in the applicable trial;

•	the willingness of clinical sites and principal investigators to subject candidate patients to molecular screening;

•	the eligibility criteria for the study in question;

•	the perceived risks and benefits of the product candidate under study;

•	the extent of the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	the proximity and availability of clinical trial sites for prospective patients.

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

Consistent with our general product development strategy, we intend to design the planned Phase I/II clinical trial of RXDX-101, as well as any future trials for that or other product candidates, to include patients with the applicable molecular alterations that can cause the disease and which are the targets of our product candidates, with a view to assessing possible early evidence of potential therapeutic effect. If we are unable to locate and include such patients in those trials, then our ability to make those early assessments and to seek participation in FDA expedited review and approval programs, including accelerated approval, breakthrough therapy and fast track designation, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

To date, patients treated with RXDX-101 have experienced some drug-related adverse events, which have been predominantly gastrointestinal or constitutional in nature. Results of our ongoing clinical trial of RXDX-101, our planned Phase I/II clinical trial of this product candidate or our trials for our other product candidates could reveal a high and unacceptable severity and frequency of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Further, any observed drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial, or result in potential product liability claims. Any of these occurrences may materially harm our business, financial condition and prospects.

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

We currently have only limited control over the activities of the CROs we have engaged to continue the ongoing Phase I/II and our planned Phase I/II clinical trials for RXDX-101, and we expect the same to be true for any CROs we may engage in the future. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on any CRO does not relieve us of our regulatory responsibilities. Based on our present expectations, we, our CROs and our clinical trial sites are required to comply with good clinical practices, or GCPs, for all of our product candidates in clinical development. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in the applicable trial may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving a product candidate for marketing, which we may not have sufficient cash or other resources to support and which would delay our ability to generate revenue from any sales of such product candidate. In addition, our clinical trials are required to be conducted with product produced in compliance with current good manufacturing practice requirements, or cGMPs. Our or our CROs’ failure to comply with those regulations may require us to repeat clinical trials, which would also require significant cash expenditures and delay the regulatory approval process.

Agreements governing relationships with CROs generally provide those CROs with certain rights to terminate a clinical trial under specified circumstances. If a CRO that we have engaged terminates its relationship with us during the performance of a clinical trial, we would be forced to seek an engagement with a substitute CRO, which we may not be able to do on a timely basis or on commercially reasonable terms, if at all, and the applicable trial would experience delays or may not be completed. In addition, our CROs are not our employees, and except for remedies available to us under any agreements we enter with them, we are unable to control whether or not they devote sufficient time and resources to our clinical, nonclinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to a failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for, or successfully commercialize, the affected product candidates. As a result, our operations and the commercial prospects for the affected product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

We plan to rely completely on third parties to manufacture our preclinical and clinical drug supplies and any approved product candidates, and our operations could be harmed if those third parties fail to provide sufficient quantities of product in accordance with applicable regulatory and contractual obligations.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our preclinical and clinical drug supplies for use in the conduct of our preclinical studies and clinical trials or commercial quantities of any product candidates that may obtain regulatory approval. As a result, we expect that we will need to rely completely on third-party manufacturers for those services. We currently have a limited supply of RXDX-101. We have entered into non-exclusive clinical supply agreements with two independent third parties. We do not currently have arrangements in place for commercial supply of bulk drug substance. We may not be able to establish these or any other supply relationship when needed, on reasonable terms, or at all. Any failure to secure sufficient supply of our product candidates for clinical testing or, in the future, commercial purposes would materially harm our operations and financial results.

We expect that the facilities to be used by any contract manufacturers we engage to manufacture our product candidates will be inspected by the FDA in connection with any NDA that we submit. We will not control the manufacturing process of, and will be dependent on, our contract manufacturing partners for compliance with cGMPs for the manufacture of clinical and, if regulatory approval is obtained, commercial quantities of our product candidates. In addition, we expect to have no control over the ability of our contract manufacturers to maintain adequate compliance with cGMPs. If any of our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other comparable foreign authorities, we would be prevented from obtaining regulatory approval for our product candidates or commercializing our products, if approved, unless and until we could engage a substitute contract manufacturer that could comply with such requirements, which we may not be able to do. Any such failure by any of our contract manufacturers would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

With respect to our lead product candidate, we are aware of two agents that have been approved by the FDA for ALK-positive NSCLC, Pfizer’s Xalkori®/crizotinib and Novartis’ Zykadia®/ceritinib. We are also aware of several other products in development targeting TrkA, TrkB, TrkC, ROS1 and/or ALK for the treatment of cancer, some of which may be in a more advanced stage of development than RXDX-101. There are also many other compounds directed to other molecular targets that are in clinical development by a variety of companies to treat cancer types that we may choose to pursue with RXDX-101.

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

Our inability to retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the clinical testing and commercialization of products we develop. We have obtained product liability insurance covering clinical trial activity as a result of our assumption of control of the RXDX-101 clinical trial currently being conducted in Italy and our planned additional Phase I/II clinical trial of RXDX-101. We may wish to obtain additional such insurance covering studies or trials in other countries should we seek to expand those clinical trials or commence new clinical trials in other jurisdictions or increase the number of patients in any clinical trials we may pursue. We also may determine that additional types and amounts of coverage would be desirable at later stages of clinical development of our product candidates or upon commencing commercialization of any product candidate that obtains required approvals. However, we may not be able to obtain any such additional insurance coverage when needed on acceptable terms or at all. If we do not obtain or retain sufficient product liability insurance, we could be responsible for some or all of the financial costs associated with a product liability claim relating to our preclinical and clinical development activities, in the event that any such claim results in a court judgment or settlement in an amount or of a type that is not covered, in whole or in part, by any insurance policies we may have or that is in excess of the limits of our insurance coverage. We may not have, or be able to obtain, sufficient capital to pay any such amounts that may not be covered by our insurance policies.

We will need to grow the size of our organization, and we may experience difficulties in managing any growth we may achieve.

As of May 1, 2014, we had 26 employees, 23 of whom were full-time and three of whom were part-time. As our development and commercialization plans and strategies develop, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future and may never achieve profitability. To the extent we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in equity ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes to offset its post-ownership change income and taxes may be limited. We may have experienced an ownership change as a result of the October 31, 2013 merger in which Ignyta Operating became our wholly owned subsidiary and/or our November 2013 and March 2014 common stock offerings and may experience one or more ownership changes as a result of future transactions in our stock, and as a result we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. As of December 31, 2013, we had federal and state net operating loss carryforwards of approximately $7.3 million that could be limited if the merger or the common stock offerings resulted in an ownership change, or if we experience any other ownership change, which could potentially result in increased future tax liability to us.

Risks Related to Ownership of our Common Stock

There may not be a viable trading market for our common stock, which may make it difficult for you to sell your shares of our common stock.

Our common stock had not been publicly traded on the NASDAQ Capital Market prior to our public offering in March 2014. The trading market for our common stock on the NASDAQ Capital Market has been limited, and an active trading market for our shares may not be sustained. As a result of these and other factors, you may be unable to sell your shares at a price that is attractive to you, or at all. Further, an inactive trading market may also impair our ability to raise capital by selling shares of our common stock in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration.

Our share price is volatile and may be influenced by numerous factors, some of which are beyond our control.

The price for our common stock currently is, and is likely to continue to be, highly volatile, and could be subject to wide fluctuations. That price fluctuation could be in response to various factors, some of which may be beyond our control. These factors are discussed in this “Risk Factors” section, and elsewhere in this Quarterly Report on Form 10-Q, as well as in the “Risk Factors” and other sections of our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. These factors include, without limitation:

•	the product candidates we seek to pursue, and our ability to obtain rights to develop, commercialize and market those product candidates;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	actual or anticipated adverse results or delays in our clinical trials;

•	our failure to successfully commercialize our product candidates, if approved;

•	unanticipated serious safety concerns related to the use of any of our product candidates;

•	adverse regulatory decisions;

•	additions or departures of key scientific or management personnel;

•	changes in laws or regulations applicable to our product candidates, including without limitation clinical trial requirements for approvals;

•	disputes or other developments relating to patents and other proprietary rights and our ability to obtain patent protection for our product candidates;

•	our dependence on third parties, including CROs as well as our potential partners that produce companion diagnostic products;

•	failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;

•	actual or anticipated variations in quarterly operating results, liquidity or other indicators of our financial condition;

•	failure to meet or exceed the estimates and projections of the investment community;

•	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	introduction of new products offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our ability to maintain an adequate rate of growth and manage such growth;

•	issuances of debt or equity securities;

•	sales of our common stock by us or our stockholders in the future, or the perception that such sales could occur;

•	trading volume of our common stock;

•	ineffectiveness of our internal control over financial reporting or disclosure controls and procedures;

•	general political and economic conditions;

•	effects of natural or man-made catastrophic events; and

•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the stocks of small-cap biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks could have a dramatic and material adverse impact on the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of May 1, 2014, a total of 19,579,588 shares of our common stock were outstanding. Of those shares, approximately 15,053,768 were freely tradable, without restriction, in the public market. Such shares represented 76.9% of our outstanding shares of common stock as of that date. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline. Additionally, the 4,516,469 outstanding shares of our common stock that we issued to former stockholders of Ignyta Operating in connection with the closing of the merger in which Ignyta Operating became our wholly owned subsidiary will become freely tradable upon the lapse of securities law restrictions on their resale, which could occur under Rule 144 after the end of the 12-month period following November 1, 2013, the date on which we initially filed with the SEC our Current Report on Form 8-K containing “Form 10 information.”

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will be eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, our effective Registration Statement on Form S-8 and any future registration of such shares under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and any trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of securities or industry analysts covering our business downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

We will incur increased costs associated with, and our management will need to devote substantial time and effort to, compliance with public company reporting and other requirements.

As a public company listed on the NASDAQ Capital Market, and particularly if and after we cease to be an “emerging growth company” or a “smaller reporting company,” we will incur significant legal, accounting and other expenses that Ignyta Operating did not incur as a private company. In addition, the rules and regulations of the SEC and the NASDAQ Capital Market impose numerous requirements on public companies, including requirements relating to our corporate governance practices, with which we need to comply. Further, since we are subject to the Exchange Act, we are required to, among other things, file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote substantial time to operations as a public company and compliance with applicable laws and regulations, and our efforts and initiatives to comply with those requirements could be expensive.

Ignyta Operating was not subject to requirements to establish, and did not establish, internal control over financial reporting and disclosure controls and procedures prior to the October 31, 2013 merger in which Ignyta Operating became our wholly owned subsidiary. Our management team and Board of Directors need to devote significant efforts to maintaining adequate and effective disclosure controls and procedures and internal control over financial reporting in order to comply with applicable regulations, which may include hiring additional legal, financial reporting and other finance and accounting staff and engaging consultants to assist in designing and implementing such procedures. Additionally, any of our efforts to improve our internal controls and design, implement and maintain an adequate system of disclosure controls may not be successful and will require that we expend significant cash and other resources.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of May 1, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 29.3% of our outstanding voting stock (which includes shares they had the right to acquire within 60 days). Accordingly, our directors and executive officers and large stockholders have significant influence over our affairs due to their substantial ownership coupled with the positions of some of these stockholders on our management team, and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership in our Board of Directors and management team and certain other large stockholders may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

If we issue additional shares of our capital stock in the future, our existing stockholders will be diluted.

Our Amended and Restated Articles of Incorporation authorize the issuance of up to 100,000,000 shares of our common stock and up to 10,000,000 shares of preferred stock with the rights, preferences and privileges that our Board of Directors may determine from time to time. In addition to capital raising activities such as public and private placements of our common stock, other possible business and financial uses for our authorized capital stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of our capital stock, issuing shares of our capital stock to partners or other collaborators in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our equity compensation plans, or other transactions and corporate purposes that our Board of Directors deems are in the best interest of our company. Additionally, shares of our capital stock could be used for anti-takeover purposes or to delay or prevent changes in control or our management. Any future issuances of shares of our capital stock may not be made on favorable terms or at all, they may not enhance stockholder value, they may have rights, preferences and privileges that are superior to those of our common stock, and they may have an adverse effect on our business or the trading price of our common stock. The issuance of any additional shares of our common stock will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. Additionally, any such issuance will reduce the proportionate ownership and voting power of all of our current stockholders.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans or otherwise, could result in dilution to the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital could be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted. Additionally, new investors could gain rights, preferences and privileges senior to those of existing holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders could cause the market price of our common stock to decline. In addition, any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, we granted, under Ignyta Operating’s 2011 Stock Incentive Plan options to purchase up to an aggregate of 542,000 shares of our common stock to 10 employees, consultants or other service providers as compensation for services rendered to us. The issuance of those options and shares issuable upon their exercise were not registered under the Securities Act, at the time we issued these options, and such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The following table presents information regarding repurchases of our common stock during the three months ended March 31, 2014. On February 5, 2014, due to the termination of employment of an employee, we repurchased 400,000 shares of restricted stock for $1,440 pursuant to the restricted stock purchase agreement between us and such employee.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
February 1 - February 28, 2014	400,000	$.0036	—	$—

Total	400,000	$.0036	—	$—

Item 3. Defaults Upon Senior Securities

None.

Item  4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated May 7, 2013, by and between Ignyta Operating, Inc. (then known as Ignyta, Inc.) and Actagene Oncology, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

2.2	Agreement and Plan of Merger and Reorganization, dated October 31, 2013, by and among Ignyta, Inc. (then known as Infinity Oil & Gas Company), IGAS Acquisition Corp., and Ignyta Operating, Inc. (then known as Ignyta, Inc.) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

3.1	Amended and Restated Articles of Incorporation of Ignyta, Inc., as amended by Certificate of Amendment to Articles of Incorporation of Ignyta, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

3.2	Bylaws of Ignyta, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on September 13, 2012).

3.3	Amendment to Bylaws of Ignyta, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

4.2	Warrant to Purchase Stock, issued by Ignyta Operating, Inc. (then known as NexDx, Inc.) to Silicon Valley Bank on June 25, 2012 and assumed by Ignyta, Inc. (formerly known as Infinity Oil & Gas Company) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

4.3	Warrant to Purchase Stock, issued by Ignyta Operating, Inc. (then known as Ignyta, Inc.) to Silicon Valley Bank on February 27, 2013 and assumed by Ignyta, Inc. (formerly known as Infinity Oil & Gas Company) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

4.4	Warrant to Purchase Common Stock, dated November 6, 2013, issued by Ignyta, Inc. to Nerviano Medical Sciences S.r.l. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2013).

10.1#	Letter agreement, dated February 5, 2014, between Ignyta, Inc. and Dr. Patrick O’Connor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
†	In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGNYTA, INC.

Date: May 12, 2014	By:	/s/ Jonathan E. Lim, M.D.
Jonathan E. Lim, M.D. President and Chief Executive Officer