Form 10-Q
period 2014-06-30
Ignyta, Inc.
filed 2014-08-12
CIK 1557421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36344

Ignyta, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3174872
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11095 Flintkote Avenue, Suite D, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of August 1, 2014 was 19,579,588.

IGNYTA, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

Page

PART I – FINANCIAL INFORMATION	1

Item 1. Unaudited Financial Statements	1

Condensed Balance Sheets at June 30, 2014 (unaudited) and December 31, 2013 (audited)	1

Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, and for the period from August 29, 2011 (Inception) through June 30, 2014 (unaudited)	2

Condensed Statements of Stockholders’ Equity from August 29, 2011 (Inception) through June 30, 2014 (unaudited)	3

Condensed Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and for the period from August 29, 2011 (Inception) through June 30, 2014 (unaudited)	4

Notes to Condensed Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	24

PART II – OTHER INFORMATION	24

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Mine Safety Disclosures	36

Item 5. Other Information	36

Item 6. Exhibits	37

SIGNATURES	38

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Ignyta, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$34,564,871	$51,803,716
Short term investments	40,839,020	—
Prepaid expenses and other current assets	848,285	671,373

Total current assets	76,252,176	52,475,089
Fixed Assets - Net	2,529,229	830,706
Long term investments	19,742,553	—
Other Assets	63,045	13,045

	$98,587,003	$53,318,840

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,987,766	$811,600
Accrued expenses and other liabilities	1,602,916	590,235
Note payable, current portion	1,525,442	—
Warrant liability	181,800	129,400

Total current liabilities	5,297,924	1,531,235
Note payable, net of current portion and discount	7,572,021	8,950,000
Other liabilities	1,050,000	1,050,000

Total liabilities	13,919,945	11,531,235
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred Stock, $.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.0001 par value; 150,000,000 shares authorized 19,579,588 and 13,934,876 shares issued and outstanding, respectively	1,958	1,393
Additional paid-in capital	109,761,792	57,359,152
Deficit accumulated during the development stage	(25,102,254)	(15,572,940)
Accumulated other comprehensive income	5,562	—

Total stockholders’ equity	84,667,058	41,787,605

	$98,587,003	$53,318,840

The accompanying notes are an integral part of these financial statements.

Ignyta, Inc.

(A Development Stage Company)

Unaudited Condensed Statements of Operations and Comprehensive Loss

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Period from August 29, 2011 (Inception) through June 30, 2014
Revenue	$150,000	$—	$150,000	$—	$150,000
Expenses
Research and development	3,575,787	584,920	5,758,367	1,220,664	16,677,146
General and administrative	2,038,721	527,365	3,794,965	903,696	8,113,362

Loss from Operations	(5,464,508)	(1,112,285)	(9,403,332)	(2,124,360)	(24,640,508)

Other Income (Expense)
Other income (expense)	(25,637)	(7,100)	(52,658)	5,700	(158,610)
Interest income (expense)	67,622	(22,017)	(68,020)	(35,475)	(294,428)

Total Other Income (Expense)	41,985	(29,117)	(120,678)	(29,775)	(453,038)

Loss Before Income Taxes	(5,422,523)	(1,141,402)	(9,524,010)	(2,154,135)	(25,093,546)
Income tax provision	—	—	5,304	2,095	8,708

Net Loss	$(5,422,523)	$(1,141,402)	$(9,529,314)	$(2,156,230)	$(25,102,254)
Basic and diluted loss per share	$(0.28)	$(0.84)	$(0.56)	$(2.13)	$—
Weighted average shares	19,578,733	1,366,705	17,054,031	1,011,990	—
Comprehensive Loss
Net loss	$(5,422,523)	$(1,141,402)	$(9,529,314)	$(2,156,230)	$(25,102,254)
Unrealized gain on available for sale securities	36,678	—	5,562	—	5,562

Comprehensive loss	$(5,385,845)	$(1,141,402)	$(9,523,752)	$(2,156,230)	$(25,096,692)

The accompanying notes are an integral part of these financial statements.

Ignyta, Inc.

(A Development Stage Company)

Condensed Statements of Stockholders’ Equity

	Convertible Preferred Stock						Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at August 29, 2011	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of Restricted Stock	—	—	—	—	666,668	66	1,934	—	—	2,000
Issuance of Series A Preferred Stock net $29,221 in offering costs	416,667	42	—	—	—	—	220,736	—	—	220,778
Stock-based compensation expense	—	—	—	—	—	—	781	—	—	781
Net loss	—	—	—	—	—	—	—	(79,445)	—	(79,445)

Balance at December 31, 2011 (Audited)	416,667	42	—	—	666,668	66	223,451	(79,445)	—	144,114
Repurchase of Common Stock	—	—	—	—	(13,334)	(1)	(39)	—	—	(40)
Issuance of Series A Preferred Stock net $858 in offering costs	416,667	42	—	—	—	—	249,100	—	—	249,142
Issuance of Series B Preferred Stock net of $80,969 in offering costs	—	—	1,835,000	183	—	—	5,423,848	—	—	5,424,031
Stock-based compensation expense	—	—	—	—	—	—	23,373	—	—	23,373
Net loss	—	—	—	—	—	—	—	(1,279,852)	—	(1,279,852)

Balance at December 31, 2012 (Audited)	833,334	84	1,835,000	183	653,334	65	5,919,733	(1,359,297)	—	4,560,768
Issuance of Common Stock										—
due to stock options exercised	—	—	—	—	12,290	1	2,999	—	—	3,000
Issuance of Restricted Stock due to Actagene merger	—	—	—	—	1,583,336	158	5,542	—	—	5,700
Conversion of Common Stock due to reverse merger	(833,334)	(84)	(1,835,000)	(183)	2,675,678	267	—	—	—	—
Issuance of Common Stock net of $3,047,687 in offering costs	—	—	—	—	9,010,238	902	51,012,839	—	—	51,013,741
Stock-based compensation expense	—	—	—	—	—	—	370,439	—	—	370,439
Issuance of Warrant	—	—	—	—	—	—	47,600	—	—	47,600
Net loss	—	—	—	—	—	—	—	(14,213,643)	—	(14,213,643)

Balance at December 31, 2013 (Audited)	—	—	—	—	13,934,876	1,393	57,359,152	(15,572,940)	—	41,787,605
Issuance of Common Stock										—
due to stock options exercised	—	—	—	—	12,962	2	5,470	—	—	5,472
Repurchase of Restricted Stock	—	—	—	—	(400,000)	(40)	(1,400)	—	—	(1,440)
Issuance of Common Stock net of $3,608,670 in offering costs	—	—	—	—	6,031,750	603	51,581,240	—	—	51,581,843
Stock-based compensation expense	—	—	—	—	—	—	817,330	—	—	817,330
Unrealized gain on available for sale securities	—	—	—	—	—	—	—	—	5,562	5,562
Net loss	—	—	—	—	—	—	—	(9,529,314)	—	(9,529,314)

Balance at June 30, 2014 (Unaudited)	—	$—	—	$—	19,579,588	$1,958	$109,761,792	$(25,102,254)	$5,562	$84,667,058

The accompanying notes are an integral part of these financial statements.

Ignyta, Inc.

(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Period from August 29, 2011 (Inception) through June 30, 2014
Cash Flows From Operating Activities
Net loss	$(9,529,314)	$(2,156,230)	$(25,102,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	111,708	48,076	237,980
Loss on sale of assets	1,437	—	30,788
Stock-based compensation	817,330	42,226	1,211,923
Non-cash interest expense	—	12,700	110,756
Change in fair value of warrant liabilities	52,400	(5,700)	129,000
Accretion and amortization on debt securities	285,540	—	285,540
Warrant issued for license agreement	—	—	47,600
Amortization of debt discount	147,463	5,494	200,263
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	(226,912)	(102,349)	(1,022,086)
Accounts payable trade	1,176,166	25,098	1,987,766
Accrued expenses and other liabilities	912,681	74,694	1,502,916

Net cash used in operating activities	(6,251,501)	(2,055,991)	(20,379,808)

Cash Flows From Investing Activities
Purchases of investments	(62,332,770)	—	(62,332,770)
Sales of investments	1,471,219	—	1,471,219
Purchases of fixed assets	(1,711,668)	(246,585)	(2,707,997)
Proceeds received from sale of assets	—	—	10,000

Net cash used by investing activities	(62,573,219)	(246,585)	(63,559,548)

Cash Flows From Financing Activities
Net proceeds from issuance of Common Stock	51,581,843	—	102,595,584
Proceeds from issuance of notes payable	—	500,000	11,500,000
Payments on notes payable	—	—	(1,500,000)
Net proceeds from issuance of Restricted Stock	—	5,700	7,700
Net proceeds from issuance of Preferred Stock	—	—	5,893,951
Net proceeds from stock options exercised	5,472	—	8,472
Repurchase of Common Stock	(1,440)	—	(1,480)

Net cash provided by financing activities	51,585,875	505,700	118,504,227

Net Change in Cash and Cash Equivalents	(17,238,845)	(1,796,876)	34,564,871
Cash and Cash Equivalents at Beginning of Period	51,803,716	5,032,307	—

Cash and Cash Equivalents at End of Period	$34,564,871	$3,235,431	$34,564,871

Supplemental Disclosures of Cash Flow Information:
Interest	$292,178	$17,282	$353,634
Income taxes	$5,304	$2,095	$8,708
Noncash investing and Financing Activities:
Warrants issued with debt financing recorded as debt discount	$—	$12,100	$52,800
Leasehold improvement paid by landlord	$100,000	$—	$100,000
Unrealized gain on available for sale securities	$5,562	$—	$5,562

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

1. Summary of Significant Accounting Policies	A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Nature of operations

Ignyta, Inc. (“Ignyta”) was founded in 2011 and is incorporated in the state of Delaware. On June 12, 2014, Ignyta, Inc. merged with and into Ignyta Operating, Inc. with Ignyta Operating, Inc. surviving the merger and changing its name to Ignyta, Inc.

On October 31, 2013, Ignyta merged with and into IGAS Acquisition Corp., a wholly-owned subsidiary of Ignyta, Inc., a Nevada corporation previously named Infinity Oil & Gas Company (see Note 2). As used in these financial statements, unless the context indicates or otherwise requires, the “Company”, “we”, “us”, and “our” refer to Ignyta.

In May 2013, the Company acquired Actagene Oncology, Inc. (“Actagene”), a San Diego based privately held biotechnology company developing precision medicines for high unmet need cancer indications, based on cancer genome mining and sequencing. With the acquisition, the Company changed its business strategy from a prior focus on molecular diagnostics for autoimmune disease to an integrated drug and diagnostic, or Rx/Dx, focus on drug and biomarker discovery and development for oncology (see Note 3).

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and related Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented.

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

Development stage

As of June 30, 2014, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure, and has not realized revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

Liquidity	As of June 30, 2014, the Company had an accumulated deficit of approximately $25,102,000. The Company also had negative cash flow from operations of approximately $6,252,000 during the six months ended June 30, 2014.

The Company expects that it will need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products.

We are currently focused primarily on the development of our RXDX-101, Spark-1, Spark-2 and Spark-3 programs, and we intend to devote resources to our newly-licensed RXDX-103 and RXDX-104 programs. We believe such activities will result in our continued incurrence of significant research and development and other expenses related to those programs. If the clinical trials for any of our products fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of our product candidates, if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash on hand and through additional financing from existing and prospective investors. We cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders.

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

Use of estimates	The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Significant estimates used in preparing the financial statements include those assumed in computing the valuation allowance on deferred tax assets and the valuation of warrants, and those assumed in calculating stock-based compensation expense.

Cash and cash equivalents	The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents primarily represent amounts invested in money market funds whose cost equals market value.

Investments	Investments consist of corporate notes and bonds and commercial paper. The Company classifies investments as available-for-sale at the time of purchase. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investments as of each balance sheet date to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the Statements of Operations. No other-than-temporary impairment charges have been recognized since inception.

Fixed assets	Fixed assets are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to seven years, or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term.

Impairment of long-lived assets	In accordance with authoritative guidance related to impairment or disposal of long-lived assets, management reviews the Company’s long-lived asset groups for impairment whenever events indicate that their book value may not be recoverable. When management determines that one or more impairment indicators are present for an asset group, it compares the book value of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the book value of the asset group is greater than the net future undiscounted cash flows that the asset group is expected to generate, it compares the fair value to the book value of the asset group. If the fair value is less than the book value, it recognizes an impairment loss. The impairment loss would be the excess of the book value of the asset group over its fair value. To date, the Company has not experienced any impairment losses on its long-lived assets used in operations.

Stock-based compensation	The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant).

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

Fair value of financial instruments	The Company’s financial instruments consist of cash and cash equivalents, investments, prepaid expenses and other assets, accounts payable, accrued expenses, and notes payable. Fair value estimates of these instruments at a specific point in time are made based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of June 30, 2014 and December 31, 2013, the book values are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Derivative liabilities	The Company accounts for its warrants as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future events, expected volatility, expected life, yield, and risk free interest rate.

Income taxes	Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the combination of the tax payable for the year and the change during the year in deferred tax assets and liabilities.

Earnings per share (“EPS”)	Basic and diluted loss per common share have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. The Company’s basic and fully diluted EPS calculation are the same since the increased number of shares that would be included in the diluted calculation from the assumed exercise of stock equivalents would be anti-dilutive to the net loss in each of the years shown in the financial statements.

Comprehensive income (loss)	Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, are reported net of their related tax effect, to arrive at comprehensive income (loss).

Research and development costs	The Company is actively engaged in new product development efforts for which related costs are expensed as incurred.

Fair value measurement	Financial assets and liabilities are measured at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

	•	Level 1—Quoted prices in active markets for identical assets or liabilities.

	•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

	•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$34,565	$—	$—	$34,565	$51,804	$—	$—	$51,804
Short-term investments:
Corporate debt securities
Financial	—	27,532	—	27,532	—	—	—	—
Industrial	—	6,265	—	6,265	—	—	—	—
Utility	—	1,451	—	1,451	—	—	—	—
Commercial paper
Financial	—	5,591	—	5,591	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Total short-term investments	$—	$40,839	$—	$40,839	$—	$—	$—	$—
Long-term investments:
Corporate debt securities
Financial	—	12,778	—	12,778	—	—	—	—
Industrial	—	6,965	—	6,965	—	—	—	—
Utility	—	—	—	—	—	—	—	—
Total long-term investments	$—	$19,743	$—	19,743	$—	$—	$—	$—

Total assets measured at fair value	$34,565	$60,582	$—	$95,147	$51,804	$—	$—	$51,804

Liabilities:
Warrant liability	—	—	182	182	—	—	129	129

Total liabilities measured at fair value	$—	$—	$182	$182	$—	$—	$129	$129

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

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the six months ended June 30, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Derivative Liability
Beginning Balance at December 31, 2011	$—
Issuances	24,500

Ending Balance at December 31, 2012	$24,500
Issuances	28,300
Adjustments to estimated fair value	76,600

Ending Balance at December 31, 2013	$129,400
Adjustments to estimated fair value	52,400

Ending Balance at June 30, 2014	$181,800

2. Reverse Merger

For purposes of the below descriptions in this Note 2, the PIPE financings and the 2011 Plan (each as defined below), all references to “Ignyta” shall refer to Ignyta, Inc., a Nevada corporation whose name was changed from Infinity Oil & Gas Company on October 31, 2013 in connection with the closing of the Merger; and all references to “Merger Sub” shall refer to IGAS Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Ignyta.

On October 31, 2013, Ignyta, Merger Sub, and the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”). The Merger Agreement provided for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the transaction as a wholly owned subsidiary of Ignyta. The Merger closed on October 31, 2013 concurrently with the execution and delivery of the Merger Agreement.

Also on October 31, 2013, prior to the execution and delivery of the Merger Agreement and the concurrent closing of the Merger, (i) the holders of all series of outstanding preferred stock of the Company, consisting of Series A Preferred Stock and Series B Preferred Stock, voluntarily converted such shares into shares of the Company’s common stock in accordance with the certificate of incorporation of the Company and at the then-effective conversion rates therefor, which were one-to-one in all cases, and (ii) the Company amended its certificate of incorporation to change its name to “Ignyta Operating, Inc.” and to effect a three-to-one reverse stock split of its capital stock, resulting in 4,916,469 outstanding shares of the Company’s common stock, outstanding warrants to acquire up to an aggregate of 25,001 shares of the Company’s common stock, and outstanding options granted under the Company’s 2011 Stock Incentive Plan (as amended and restated, the “2011 Plan”) to purchase up to an aggregate of 358,986 shares of the Company’s common stock.

At the closing of the Merger and pursuant to the terms of the Merger Agreement, Ignyta issued an aggregate of 4,916,469 shares of its common stock to the former stockholders of the Company in exchange for all of the outstanding shares of the Company’s capital stock. That number of shares was negotiated and agreed to by Ignyta and the Company prior to entering into the Merger Agreement. As of immediately following the closing of the Merger, the Company became a wholly-owned subsidiary of Ignyta, and the former stockholders of the Company collectively owned approximately 99.85% of the outstanding shares of Ignyta’s common stock. In addition, pursuant to the terms of the Merger Agreement, as of the closing of the Merger Ignyta assumed (i) the 2011 Plan, under which an aggregate of 342,209 shares were reserved for issuance pursuant to future equity grants, (ii) the obligation to issue up to an aggregate of 358,986 shares of its common stock upon the exercise of all options granted under the 2011 Plan that were outstanding as of immediately prior to the closing of the Merger, and (iii) the obligation to issue up to an aggregate of 25,001 shares of its common stock upon the exercise of two warrants previously issued by the Company and outstanding as of immediately prior to the closing of the Merger.

On June 12, 2014, Ignyta merged with and into the Company, with the Company surviving the merger and changing its name to Ignyta, Inc. (the “Reincorporation Merger”). At the closing of the Reincorporation Merger, (i) each outstanding share of Ignyta’s common stock was converted into one share of common stock of the Company, (ii) each outstanding option to purchase, or other equity award relating to, Ignyta’s common stock was deemed to constitute an option to purchase, or other equity award relating to, common stock of the Company with no change in the exercise price or other terms or provisions of the award, (iii) the shares of Ignyta’s common stock that remained available for issuance under the 2011 Plan and the 2014 Incentive Award Plan (the “2014 Plan,” and, together with the 2011 Plan, the “Ignyta Plans”), were deemed to relate to shares of the Company’s common stock, and (iv) each outstanding warrant to purchase Ignyta’s common stock was deemed to constitute a warrant to purchase an equal number of shares of common stock of the Company with no change in the exercise price or other terms or provisions of the warrant.

3. Actagene Merger

In May 2013, the Company entered into an Agreement and Plan of Reorganization with Actagene. In accordance with the agreement, Actagene was merged into the Company and the separate corporate existence of Actagene ceased, with the Company continuing as the surviving corporation. On May 20, 2013, the merger was effected and the Company issued 1,583,336 shares of restricted common stock in exchange for the cancellation of all of the outstanding shares of Actagene.

The merger was accounted for as a combination of entities under common control. The majority stockholder of the Company was also the majority stockholder of Actagene, with approximately 60% of the voting power in each entity. Additionally, representatives of the majority stockholder controlled the day to day operations and were on the board of directors of each entity.

4. Investments

The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. As of June 30, 2014, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date. The Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in investment income.

The following table summarizes investments by security type as of June 30, 2014:

	June 30, 2014 (in thousands)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$40,840	$—	$(1)	$40,839
Corporate debt securities, long-term	$19,736	$7	$—	$19,743

Total	$60,576	$7	$(1)	$60,582

5. Fixed Assets	Fixed assets consisted of the following:

	June 30, 2014	December 31, 2013
Manufacturing and lab equipment	$2,337,895	$775,872
Office furniture	115,461	59,095
Computers and equipment	168,375	110,857
Leasehold Improvements	133,067	—

	2,754,798	945,824
Less accumulated depreciation and amortization	(225,569)	(115,118)

	$2,529,229	$830,706

Depreciation expense for three months ended June 30, 2014 and 2013 was $63,108 and $27,514, respectively, and for the six months ended June 30, 2014 and 2013 and for the period from inception (August 29, 2011) through June 30, 2014 was $111,708, $48,077, and $237,980, respectively.

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

As additional consideration for the cost and risk associated with the Loan Agreement, the Company issued to the lender a warrant to purchase up to 8,334 shares of Series B Preferred Stock in June 2012, and an additional warrant to purchase up to a number of shares of Series B Preferred Stock equal to 5% of the amount loaned under the Loan Agreement on February 27, 2013 and thereafter, subject to adjustment as set forth in the warrant, including without limitation for stock combinations and splits. As a result, following the final advance under the Loan Agreement in July 2013, the warrant became exercisable for 16,667 shares of the Company’s Series B Preferred Stock. The warrants issued in 2013 and 2012 were recorded at fair values of $28,300 and $24,500, respectively, and were presented as a debt discount on the related debt to be amortized to interest expense over the term of the Loan Agreement (See Note 9). Both warrants were assumed by Ignyta in connection with the Merger (see Note 2). No new warrants were issued in conjunction with the New Loan Agreement, and as a result of the payoff of the original loan, the debt discount was written off on December 31, 2013.

Interest expense due to amortization of the debt discount for the three months ended June 30, 2014 and 2013 was $73,102 and $3,367, respectively, and for the six months ended June 30, 2014 and 2013 and for the period from inception (August 29, 2011) through June 30, 2014 was $147,463, $5,494 and $200,263, respectively.

Future minimum principal payments on notes payable are as follows:

Twelve Months ending June 30,
2015	$1,525,442
2016	3,212,403
2017	3,446,423
2018	1,815,732

Total	$10,000,000

7. Stockholders’ Equity	The Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock, with the preferred stock having the rights, preferences and privileges that our Board of Directors may determine from time to time. Each share of the Company’s common stock is entitled to one vote, and all shares rank equally as to voting and other matters.

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

On October 31, 2013, Ignyta, Inc. approved a 100-for-1 reverse stock split of its capital stock, and the Company approved a 3-for-1 reverse stock split of its capital stock (the “Reverse Stock Splits”). The par value of Ignyta, Inc.’s outstanding capital stock changed from $0.0001 to $0.00001 per share on such date. At the closing of the Reincorporation Merger, the par value of the Company’s outstanding capital stock changed back from $0.00001 to $0.0001 per share. The stockholders’ equity section of the accompanying financial statements and all share numbers disclosed throughout the financial statements have been retroactively adjusted to give effect to the Reverse Stock Splits and the Reincorporation Merger.

Series A Convertible Preferred Stock	During 2012, the Company issued 416,667 shares of Series A Preferred Stock at $0.60 per share for proceeds consisting of $250,000 in cash.

During 2011, the Company issued 416,667 shares of Series A Preferred Stock at $0.60 per share for proceeds consisting of $250,000 in cash.

On October 31, 2013, prior to the Reverse Stock Splits, the holders of shares of the Company’s Series A Preferred Stock elected to convert all issued and outstanding shares of such preferred stock into shares of common stock at the applicable conversion rate, which was one-to-one.

Series B Convertible Preferred Stock

During 2012, the Company issued 1,835,000 shares of Series B Preferred Stock at $3.00 per share for proceeds consisting of $5,505,000 in cash.

On October 31, 2013, prior to the Reverse Stock Splits, the holders of shares of the Company’s Series B Preferred Stock elected to convert all issued and outstanding shares of such preferred stock into shares of common stock at the applicable conversion rate, which was one-to-one.

8. Stock-Based Compensation

On June 11, 2014, the Company adopted the 2014 Plan. The 2014 Plan provides for the issuance of equity awards to employees and non-employees of 3,000,000 shares, plus one share for each share subject to a stock option that was outstanding under the 2011 Plan as of the effective date of the 2014 Plan that subsequently expires, is forfeited or is settled in cash.

On February 28, 2014, the Company adopted the Employment Inducement Incentive Award Plan (the “Inducement Plan”). The Inducement Plan provided for the issuance of equity awards to new employees of 1,000,000 shares.

In 2011, the Company adopted the 2011 Plan. The 2011 Plan provided for the issuance of incentive stock options to employees and nonstatutory stock options, restricted stock awards, stock appreciation rights and stock bonuses to directors, employees and consultants. In February 2013, October 2013 and December 2013, the 2011 Plan was amended to, among other things, increase the number of shares of the Company’s common stock available for issuance thereunder from 166,666 shares to 666,666 shares, to 712,652 shares and to 2,712,652 shares, respectively.

Stock option activity

There are a total of 3,000,000 shares of common stock reserved under the 2014 Plan, plus one share for each share subject to a stock option that was outstanding under the 2011 Plan as of the effective date of the 2014 Plan that subsequently expires, is forfeited or is settled in cash. As of June 30, 2014, 2,910,000 shares remain available under the 2014 Plan. There were a total of 2,712,652 shares of common stock reserved under the 2011 Plan. As of June 30, 2014, 1,607,071 shares remained available; however, under applicable rules of the NASDAQ Stock Market, the Company may not make additional grants under the 2011 Plan unless the 2011 Plan is approved by the Company’s stockholders. The Company did not seek stockholder approval and adopted the 2014 Plan. In addition, there were 1,000,000 shares of common stock reserved under the Inducement Plan. As of June 30, 2014, 190,000 shares remained available under the Inducement Plan. From and after the effective date of the 2014 Plan, no additional equity grants may be made by the Company under the 2011 Plan or the Inducement Plan.

At the closing of the Reincorporation Merger, (i) each outstanding option to purchase, or other equity award relating to, Ignyta’s common stock was deemed to constitute an option to purchase, or other equity award relating to, common stock of the Company with no change in the exercise price or other terms or provisions of the award, and (ii) the shares of Ignyta’s common stock that remained available for issuance under the Ignyta Plans were deemed to relate to shares of the Company’s common stock.

The options that are granted under the Ignyta Plans and the Inducement Plan are exercisable at various dates and will expire no more than ten years from their dates of grant. The exercise price of each option to be granted under the 2014 Plan shall be determined by the administrator of the 2014 Plan, which is the Company’s Board of Directors or the Compensation Committee thereof, and shall not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted. Generally, options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of the option grant. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock on the date of grant and for a term not to exceed five years.

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2011	12,500	$0.18	—	$—

Granted	144,159	0.39	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—

Balance at December 31, 2012	156,659	0.36	—	—

Granted	1,061,325	4.60	—	—
Exercised	(12,290)	0.24	—	—
Expired	(2,154)	0.54	—	—
Forfeited	(70,387)	0.45	—	—

Balance at December 31, 2013	1,133,153	$4.33	9.71	$3,026,430

Granted	1,442,000	8.02	—	—
Exercised	(12,962)	0.42	—	—
Expired	(4,999)	0.58	—	—
Forfeited	(237,036)	7.68	—	—

Balance at June 30, 2014	2,320,156	$6.31	9.56	$6,457,975

Exercisable at June 30, 2014	135,838	$0.67	8.51	$1,144,042

The fair value of options granted to employees and non-employee directors was estimated at the date of grant using a Black-Scholes option pricing model with the weighted-average assumptions stated below.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Risk free interest rate	1.76%	0.00%
Dividend yield	0.00%	0.00%
Volatility	68.36%	0.00%
Weighted-average expected life of option (years)	6	0

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Risk free interest rate	1.83%	1.18%
Dividend yield	0.00%	0.00%
Volatility	63.83%	59.82%
Weighted-average expected life of option (years)	6.02	5.99

The estimated weighted-average per-share fair value of stock options granted to employees and non-employee directors for the three months ended June 30, 2014 and 2013 was $4.51 and $0.00, respectively and for the six months ended June 30, 2014 and 2013 was $4.70 and $0.33, respectively.

The fair value of options granted to non-employees was estimated at the vesting date using a Black-Scholes option pricing model with the weighted-average assumptions stated below.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Risk free interest rate	2.52%	0.00%
Dividend yield	0.00%	0.00%
Volatility	68.42%	0.00%
Weighted-average expected life of option (years)	9.95	0

The fair value of options granted to non-employees was estimated at the vesting date using a Black-Scholes option pricing model with the weighted-average assumptions stated below.

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Risk free interest rate	2.50%	2.05%
Dividend yield	0.00%	0.00%
Volatility	68.37%	59.25%
Weighted-average expected life of option (years)	9.85	10

The estimated weighted-average per-share fair value of stock options granted to non-employees for the three months ended June 30, 2014 and 2013 was $6.94 and $0.00, respectively, and for the six months ended June 30, 2014 and 2013 was $6.65 and $0.42, respectively.

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

Stock-based compensation expense for employees and non-employees for the three months ended June 30, 2014 and 2013 was $346,040 and $16,602, respectively, and for the six months ended June 30, 2014 and 2013 and the period from inception (August 29, 2011) through June 30, 2014 was $661,146, $38,986 and $1,025,759, respectively. For the three months ended June 30, 2014 and 2013, $99,791 and $9,884 was recorded to research and development expense, respectively, and $246,249 and $6,719 was recorded to general and administrative expense, respectively. For the six months ended June 30, 2014 and 2013 and the period from inception (August 29, 2011) through June 30, 2014, $153,259, $29,304 and $380,992 was recorded to research and development expense, respectively, and $507,887, $9,682, and $644,767 was recorded to general and administrative expense, respectively.

As of June 30, 2014, there was an additional $8,000,700 of total unrecognized compensation cost related to unvested stock-based awards granted under the Ignyta Plans and the Inducement Plan. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.57 years.

Restricted stock activity	In 2011, Ignyta sold 666,668 shares of restricted common stock for gross proceeds of $2,000 in accordance with restricted stock purchase agreements with various advisors. Approximately 600,000 shares were vested immediately and the remaining 66,668 are subject to vesting requirements based on future service.

The terms of each of the agreements state that the Company has the right to repurchase the unvested shares of stock if the shareholder stops providing services to the Company. The Company repurchased 13,334 shares of common stock in 2012. The Company records stock-based compensation expense, calculated as the difference between the fair value of the common stock at each reporting period less the proceeds received, upon vesting of the restricted stock. Related stock-based compensation for the three months ended June 30, 2014 and 2013 was $18,180 and $2,040, respectively, and for the six months ended June 30, 2014 and 2013 and the period from inception (August 29, 2011) through June 30, 2014 was $34,780, $3,240 and $64,760, respectively. All stock-based compensation relating to restricted stock was expensed to research and development. At June 30, 2014, 635,334 shares were vested and 18,000 shares remained unvested.

On May 20, 2013, in connection with Ignyta’s merger with Actagene, Ignyta issued 1,583,336 shares of restricted common stock in exchange for the cancellation of all of the outstanding shares of Actagene (see Note 3). In February of 2014, in connection with the termination of employment of an employee, the Company repurchased 400,000 restricted shares. Of the remaining restricted shares, approximately 1,000,000 shares were vested immediately and 183,336 are subject to vesting requirements based on future service. The shares vest over four years, with one-third having vested in February 2014 and the remaining unvested shares vesting over the next 36 months. Related stock-based compensation for the three months ended June 30, 2014 and 2013 was $16,831 and $0, respectively, and for the six months ended June 30, 2014 and 2013 and the period from inception (August 29, 2011) through June 30, 2014 was $121,404, $0 and $121,404, respectively. All stock-based compensation relating to restricted stock was expensed to research and development. At June 30, 2014, 1,133,952 shares were vested and 49,384 shares remained unvested.

All of the foregoing restricted stock was exchanged for shares of Ignyta, Inc. common stock in connection with the Merger and for the Company’s common stock in connection with the Reincorporation Merger (see Note 2).

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

During 2012, the Company issued a warrant to purchase 8,334 shares of Series B Preferred Stock in connection with the Loan Agreement (see Note 6). The exercise price of the warrant is $3.00 per share.

On February 27, 2013, the Company issued a warrant to purchase up to a number of shares of Series B Preferred Stock equal to 5% of the amount loaned under the Loan Agreement on February 27, 2013 and thereafter, subject to adjustment as set forth in the warrant, including without limitation for stock combinations and splits (see Note 6). As a result, following the February 2013 and July 2013 advances under the Loan Agreement, the warrant became exercisable for 16,667 shares of the Company’s Series B Preferred Stock. The exercise price of the warrant is $3.00 per share and the warrant expires February 27, 2020.

The exercise price of the warrants issued in conjunction with the loan financing is protected against dilutive financing through the term of the warrants. Pursuant to ASC 815-15 and ASC 815-40, the fair value of the warrants was recorded as a derivative liability on the issuance dates.

Each of the warrants was valued at the grant date and at the end of each reporting period thereafter.

The Company revalued all of the warrants at the end of each reporting period, and the estimated fair value of the outstanding warrant liability was $181,800 and $30,900 at June 30, 2014 and 2013, respectively. The change in the estimated fair value of the derivative liability resulted in other expense of $52,400 for the six month period ended June 30, 2014 and other income of $5,700 for the six month period ended June 30, 2013.

The derivative liabilities were valued at their issuance dates and at the end of each reporting period using a binomial pricing model and the following weighted average assumptions:

	June 30, 2014	June 30, 2013
Expected volatility	69.5%	39.6%
Risk-free interest rate	1.77%	1.69%
Dividend yield	0.00%	0.00%
Remaining expected term of underlying securities (years)	5.57	6.67

10. Income Taxes

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the book values of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, deferred revenue and stock-based compensation. In assessing the potential for realization of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.

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

11. Commitments and Contingencies

Operating leases	The Company leases office space under non-cancelable operating leases expiring on various dates through October 2019. Rent expense under those operating leases for the three months ended June 30, 2014 and 2013 was $111,204 and $41,081, respectively, and for the six months ended June 30, 2014 and 2013, and for the period from inception (August 29, 2011) through June 30, 2014 was $158,680, $59,382 and $335,551, respectively.

The Company leases lab equipment under a non-cancelable operating lease that expires in March 2016. Monthly payments are $5,758. Rent expense under that operating lease for the three months ended June 30, 2014 and 2013 was $22,126 and $16,368, respectively, and for the six months ended June 30, 2014 and 2013, and for the period from inception (August 29, 2011) through June 30, 2014 was $44,252, $16,368 and $104,872, respectively.

Future minimum lease payments required under the operating leases are as follows:

Twelve Months Ending June,
2015	$475,500
2016	788,300
2017	758,600
2018	781,300
2019	804,700
Thereafter	274,900

Total	$3,883,300

License agreements	The Company has entered into a license agreement with NMS which became effective on November 6, 2013, whereby the Company obtained an exclusive license in certain of NMS’ Active Pharmaceutical Ingredients (APIs) and certain NMS IP rights upon the effective date of the agreement. An initial payment of $7,000,000 was paid in November 2013. The entire amount was expensed to research and development in 2013 as no future benefit can be determined at this time. In addition, NMS was issued on November 6, 2013 a five year warrant to purchase 16,667 shares of our common stock at an exercise price per share of six dollars ($6.00). Tiered royalties in the low single digits to mid double digits will be paid based upon aggregate annual net sales. The agreement also requires that the Company makes development and regulatory milestone payments to NMS of up to $105.0 million in the aggregate if specified clinical study initiations and regulatory approvals are achieved across multiple products or indications. The first such milestone payment is not due until the Company elects to initiate the first randomized Phase II clinical study, which, based on its current estimates and certain assumptions, the Company anticipates could occur as early as 2015. The Company is obligated under the terms of the license agreement to engage NMS to perform services valued at $1 million or more between the effective date of the license agreement and December 31,
2014, which services could include, among others at the Company’s election, manufacture and supply services, technology transfer activities, preclinical activities, process development activities and assay development activities. As of June 30, 2014, this obligation was fully met.

In March 2012, the Company entered into a license agreement with a university for the use of certain patented rights relating to molecular diagnostics. The Company delivered notice to the university of the Company’s exercise of its right to terminate the license agreement, effective as of April 2014. Under the agreement, the Company was required to make annual license payments of $15,000. The Company made the first license payment under the agreement in 2012 and its annual license payment under the agreement in 2013. These payments were amortized monthly and expensed to research and development.

On March 31, 2014, the Company entered into an agreement with a contract research organization for clinical studies to be conducted both within and outside the U.S., at an estimated cost of approximately $10 million over a two-year period.

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

Total reimbursements received during the three months ended June 30, 2014 and 2013 was $0 and $95, respectively, and for the six months ended June 30, 2014 and 2013 and the period from inception (August 29, 2011) through June 30, 2014 was $0, $5,372 and $19,397, respectively. There was $0 in accounts receivable at June 30, 2014 and 2013, respectively. Total payments made during the three months ended June 30, 2014 and 2013 was $453 and $19,241, respectively, and for the six months ended June 30, 2014 and 2013 and the period from inception (August 29, 2011) through June 30, 2014 was $1,165, $22,409 and $40,215, respectively.

In May 2013, the Company and Actagene effected a merger pursuant to which Actagene merged with and into the Company. The majority stockholder of Ignyta was also the majority stockholder of Actagene, and representatives of the majority stockholder controlled the day to day operations and were on the board of directors of each entity (see Note 3).

14. 401(k) Plan	In 2014, the Company established a defined contribution plan, organized under Section 401(k) of the
Internal Revenue Code, which allows employees who have completed at least one month of service and have reached age 21 to defer up to 100% of their pay on a pre-tax basis. The Company does not contribute a match to the employees’ contribution.

15. Subsequent Events	On August 4, 2014, the Company entered into a license agreement with NMS granting the Company an exclusive license to two new drug development programs, which the Company will refer to as RXDX-103 and RXDX-104, and related intellectual property. Under the license agreement, the Company will make an initial payment to NMS of $3.5 million by August 14, 2014. Tiered royalties in the mid-single digits to low double digits will be paid based upon aggregate annual net sales. The agreement also requires that the Company makes development and regulatory milestone payments to NMS of up to $102.0 million in the aggregate if specified clinical study initiations and regulatory approvals are achieved across multiple products or indications.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On June 12, 2014, Ignyta, Inc. merged with and into Ignyta Operating, with Ignyta Operating surviving the merger and changing its name to “Ignyta, Inc.” This merger had no material impact on the accounting of the company.

Unless the context indicates or otherwise requires, the terms “we,” “us,” “our” and “our company” refer to (i) Ignyta Operating for discussions relating to periods before and through October 31, 2013, (ii) Ignyta and its consolidated subsidiary, Ignyta Operating, for discussions relating to periods after October 31, 2013 and through June 12, 2014, and (iii) Ignyta, Inc., the surviving company to the June 12, 2014 merger, for discussions relating to periods after June 12, 2014.

Overview

We were incorporated under the laws of the State of Delaware on August 29, 2011 with the name “NexDx, Inc.” We changed our name to “Ignyta, Inc.” on October 8, 2012. On October 31, 2013, a wholly owned subsidiary of Ignyta merged with and into our company, pursuant to which we became the wholly owned subsidiary of Ignyta. We changed our name to “Ignyta Operating, Inc.” in connection with the closing of the merger. On October 31, 2013, prior to the closing of the merger, (i) all then-outstanding shares of each series of our preferred stock were voluntarily converted by the holders thereof into shares of our common stock in accordance with our certificate of incorporation, and (ii) we effected a three-to-one reverse stock split of our issued and outstanding shares of capital stock. All share information in this discussion and analysis relating to our capital stock gives retroactive effect to that reverse stock split. On May 20, 2013, we completed our acquisition of Actagene Oncology, Inc., or Actagene, which merged with and into our company on that date. On June 12, 2014, Ignyta Operating merged with and into Ignyta, with Ignyta Operating surviving the merger, resulting in our reincorporation from Nevada to Delaware. In connection with this merger, each share of Ignyta common stock was converted into one share of Ignyta Operating common stock, and we changed our name to “Ignyta, Inc.”

We are a precision medicine biotechnology company dedicated to discovering or acquiring, then developing and commercializing, targeted new drugs for cancer patients whose tumors harbor specific molecular alterations. We are pursuing an integrated drug and diagnostic, or Rx/Dx, strategy, where we anticipate pairing each of our product candidates with biomarker-based companion diagnostics, developed by us or by third parties with which we may partner, that are designed to identify the patients that are most likely to benefit from the use of the drugs we may develop. Our current development plans focus on our lead product candidate: RXDX-101, a tyrosine kinase inhibitor directed to the Trk family tyrosine kinase receptors (TrkA, TrkB and TrkC), ROS1 and ALK proteins, which is in two Phase I/II clinical studies in molecularly defined patient populations for the treatment of solid tumors. We have another product candidate, RXDX-102, a tyrosine kinase inhibitor directed to the Trk family of tyrosine kinase receptors, which we have designated as a back-up compound to RXDX-101. We have entered into a license agreement with Nerviano Medical Sciences, S.r.l., or NMS, granting us exclusive global development and marketing rights to RXDX-101 and RXDX-102, which became effective on November 6, 2013.

In August 2014, we entered into a second license agreement with NMS pursuant to which NMS granted us exclusive global development and marketing rights to RXDX-103, a development candidate stage inhibitor of the cell division cycle 7-protein, or Cdc7, kinase and RXDX-104, a lead optimization stage program designed to inhibit the RET tyrosine kinase.

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

Financial Operations Overview

Revenue

To date, we have not generated any material revenue from services, product sales or otherwise.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug and biomarker discovery efforts and the development of our product candidates, which include:

•	expenses incurred under agreements with third parties, including consultants and advisors we engage for research-related services and any contract research organizations, or CROs, that we may engage in connection with conducting preclinical and clinical activities on our behalf;

•	employee-related expenses, including salaries, benefits and stock-based compensation expense;

•	the cost of laboratory supplies;

•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other operating costs; and

•	license fees.

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

Research and development activities are central to our business model. Our research and development programs that we expect will be our focus in the immediate future consist of the development of RXDX-101, RXDX-103 and RXDX-104, and drug discovery activities for the development of our Spark-1, Spark-2 and Spark-3 programs. All of those research and development programs are in the early stage, and since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect research and development costs relating to each of those programs to increase significantly for the foreseeable future. However, the successful development of any of those product candidates, or any others we may seek to pursue, is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates, or whether any of these product candidates will reach successful commercialization. We are also unable to predict when, if ever, any net cash inflows will commence from any of the product candidates we currently or may in the future pursue. This lack of predictability is due to the numerous risks and uncertainties associated with developing medicines, many of which, such as our ability to obtain approvals to market and sell those medicines from the U.S. Food and Drug Administration, or FDA, and other applicable regulatory authorities, are beyond our control, including the uncertainty of:

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, potential commercialization of our product candidates and increased costs of operating as a public company. These increases will likely include increased costs related to facilities expansion, the hiring of additional personnel and increased fees to outside consultants, lawyers and accountants, among other expenses. Additionally, increased costs associated with operating as a public company are expected to include expenses related to services associated with maintaining compliance with requirements of the SEC, insurance and investor relations costs.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting periods. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances at the time the estimates are made, the results of which form the basis for making judgments about the book value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We periodically evaluate our estimates and judgments, including those described in greater detail below, in light of changes in circumstances, facts and experience.

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

Revenue Recognition

To date, we have not generated any material revenue.

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

Investments

Investments consist of corporate notes and bonds and commercial paper. We classify investments as available-for-sale at the time of purchase. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. We evaluate our investments as of each balance sheet date to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that we will sell the securities before the recovery of our cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the statement of operations. No other-than-temporary impairment charges have been recognized since inception.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended June 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Three Months ended June 30,		Dollar change	% change
	2014	2013
		(in thousands)
Revenue	$150	$—	$150	N/A %
Operating expenses:
Research and development	3,576	585	2,991	511
General and administrative	2,039	527	1,512	287
Loss from operations	(5,465)	(1,112)	(4,353)	391
Other income (expense)	42	(29)	71	(245)
Provision for income taxes	—	—	—	—

Net loss	$(5,423)	$(1,141)	$(4,282)	375%

Revenue. We recorded revenue of $150,000 for the three months ended June 30, 2014. We did not record any revenue for the three months ended June 30, 2013. The increase was due to a one-time service-fee for research services conducted in the second quarter of 2014.

Research and Development Expense. Research and development expense increased by approximately $3.0 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, an increase of 511%. The increase in research and development expenses was primarily attributable to an increase in activities relating to development of our RXDX-101 product candidate. We also incurred an increase between periods for personnel expenses related to hiring and engaging additional employees and consultants to help us advance our product candidates and facilities related expenses as a result of the expansion of our leased facilities space.

General and Administrative Expense. General and administrative expenses increased by approximately $1.5 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, an increase of 287%. The increase in general and administrative expenses was primarily attributable to increases in personnel, audit, legal and intellectual property costs, some of which resulted from activities relating to operating as a public company, and facilities related expenses as a result of the expansion of our leased facilities space.

Other Income (Expense). Other income increased by approximately $0.1 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, an increase of 245%. The increase in other income was attributable to interest income earned on our available for sale securities, offset by increased interest owed under our loan agreement with Silicon Valley Bank, or SVB, as well as the change in the fair value of the warrant liability associated with the warrants we issued to SVB.

Comparison of the Six Months Ended June 30, 2014 and 2013

The following table summarizes our results of operations for the six months ended June 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Six Months ended June 30,		Dollar change	% change
	2014	2013
		(in thousands)
Revenue	$150	$—	$150	N/A	%
Operating expenses:
Research and development	5,758	1,221	4,537	372
General and administrative	3,795	904	2,891	320
Loss from operations	(9.403)	(2,125)	(7,278)	342
Other income (expense)	(121)	(30)	(91)	303
Provision for income taxes	5	2	3	150

Net loss	$(9,529)	$(2,157)	$(7,372)	342%

Revenue. We recorded revenue of $150,000 for the six months ended June 30, 2014. We did not record any revenue for the six months ended June 30, 2013. The increase was due to a one-time service-fee for research services conducted in the second quarter of 2014.

Research and Development Expense. Research and development expense increased by approximately $4.5 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, an increase of 372%. The increase in research and development expenses was primarily attributable to an increase in activities relating to development of our RXDX-101 product candidate. We also incurred an increase between periods for personnel expenses related to hiring and engaging additional employees and consultants to help us advance our product candidates and facilities related expenses as a result of the expansion of our leased facilities space.

General and Administrative Expense. General and administrative expenses increased by approximately $2.9 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, an increase of 320%. The increase in general and administrative expenses was primarily attributable to increases in personnel costs and investor relations, audit, legal and intellectual property costs, some of which resulted from activities relating to operating as a public company and completion of our March 2014 public offering of our common stock, and facilities related expenses as a result of the expansion of our leased facilities space.

Other Income (Expense). Other expense increased by approximately $0.1 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, an increase of 303%. The increase in other expense was attributable to increased interest owed under our loan agreement with SVB as well as the change in the fair value of the warrant liability associated with the warrants we issued to SVB, partially offset by an increase in interest income.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, and through June 30, 2014, we have raised an aggregate of approximately $125 million to fund our operations, of which approximately $55 million was received from our issuance and sale of our common stock in an underwritten public offering in March 2014, approximately $54 million was received from our issuance and sale of our common stock in two private placements in November 2013, approximately $6 million was received from our issuance and sale of our preferred stock and $10.0 million was received from the incurrence of indebtedness under our December 2013 loan agreement with SVB. As of June 30, 2014, we had also received a small amount of funding from our issuance of common stock upon the exercise from time to time of stock options, and from our issuance of common stock to our founders in August and September 2011. As of June 30, 2014, we had approximately $95.1 in cash, cash equivalents and available-for-sale securities, consisting of approximately $34.6 million in cash and cash equivalents and approximately $60.6 million in available-for-sale securities.

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

Preferred Stock Financings. We received approximately $6.0 million from the issuance and sale of our series A preferred stock and our series B preferred stock prior to the closing of our October 31, 2013 merger. We received approximately $500,000 from our issuance and sale of an aggregate of 833,334 shares of our series A preferred stock at a price per share of $0.60 to one investor in October 2011 and March 2012. We received approximately $5.5 million from our issuance and sale of an aggregate of 1,835,000 shares of our series B preferred stock at a price per share of $3.00 to a number of investors in June 2012 and December 2012. On October 31, 2013, prior to the closing of the merger in which we became the wholly owned subsidiary of Ignyta, all then-outstanding shares of each series of our preferred stock were voluntarily converted by the holders thereof into shares of our common stock in accordance with our certificate of incorporation.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months ended, June 30,
	2014	2013
	(in thousands)
Net cash (used in) operating activities	$(6,252)	$(2,056)
Net cash (used in) investing activities	(62,573)	(247)
Net cash provided by financing activities	51,586	506
Net increase (decrease) in cash and cash equivalents	$(17,239)	$(1,797)

Net Cash Used in Operating Activities. The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was approximately $6.3 million during the six months ended June 30, 2014 compared to approximately $2.1 million during the six months ended June 30, 2013. The increase in cash used in operating activities was driven primarily by our net loss.

Net Cash Used in Investing Activities. Net cash used in investing activities was approximately $62.6 million during the six months ended June 30, 2014 compared to approximately $247,000 during the six months ended June 30, 2013. The cash used in investing activities was primarily the result of investments in available-for-sale securities and to a lesser extent purchases of fixed assets.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $51.6 million during the six months ended June 30, 2014 compared to approximately $506,000 during the six months ended June 30, 2013. The cash provided by financing activities for the six months ended June 30, 2014 was primarily the result of our March 2014 public offering of common stock.

Funding Requirements

We expect our expenses to increase in connection with the ongoing development and manufacturing of RXDX-101, RXDX-103 and RXDX-104 and as we continue the research and development of our Spark-1, Spark-2 and Spark-3 programs. In addition, if we obtain marketing approval for any of our product candidates in the future, which we anticipate would not occur for several years if at all, we expect we would then incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of any collaborators with whom we may engage. Further, we expect to incur additional costs associated with operating as a public company.

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

Caution on Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would,” or the negative of these terms or other comparable terminology. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the results of our research and development activities, including uncertainties relating to the discovery of potential product candidates and the preclinical and clinical testing of our product candidates; the early stage of our product candidates presently under development; our ability to obtain and, if obtained, maintain regulatory approval of our current product candidates, and any future product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate; our need for additional funds in order to pursue our business plan and the uncertainty of whether we will be able to obtain the funding we need; our ability to retain or hire key scientific or management personnel; our ability, with partners, to validate, develop and obtain regulatory approval of companion diagnostics for our product candidates; our ability to protect our intellectual property rights, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; our ability to develop successful sales and marketing capabilities in the future as needed; the size and growth of the potential markets for any of our product candidates, and the rate and degree of market acceptance of any of our product candidates; competition in our industry; the impact of healthcare reform legislation; regulatory developments in the United States and foreign countries; and other risks detailed under Part II – Item 1A – Risk Factors in this report and under “Part I—Item 1A—Risk Factors” in our most recent Annual Report on Form 10-K, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K as well as the other information in this report before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K or this report could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Except with respect to our trademarks, the trademarks, trade names and service marks appearing in this report are the property of their respective third party owners.

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We are a development-stage company with no approved products, and have generated no material revenue to date and may never generate material revenue or achieve profitability.

We are a development-stage biopharmaceutical company with a limited operating history. We have not generated any material revenue to date and are not profitable, and have incurred losses in each year since our inception. Our net loss for the year ended December 31, 2013 and the six months ended June 30, 2013 was $14.2 million and $9.5 million, respectively. As of June 30, 2014, we had an accumulated deficit of $25.1 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are currently focused primarily on the development of RXDX-101, RXDX-103, RXDX-104, Spark-1, Spark-2 and Spark-3, which we believe will result in our continued incurrence of significant research and development and other expenses related to those programs. If the clinical trials for any of our products fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of our product candidates, if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Even after giving effect to the proceeds received from our March 2014 and November 2013 common stock offerings and our December 2013 loan agreement with SVB, we expect to require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner than we currently anticipate if we choose to and are able to expand more rapidly than we currently anticipate. Further, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the ongoing development of RXDX-101 and our other product candidates, and if we acquire rights to additional product candidates. For example, in February 2014 we submitted an IND to the FDA for RXDX-101, which IND became active with the FDA in March 2014. In July 2014, we initiated a new, global Phase I/II clinical trial of oral RXDX-101 in adult patients with metastatic cancer detected to be positive for relevant molecular alterations. We anticipate that this clinical trial will involve clinical sites in the United States, Europe, and Asia.

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

To date, we have financed our operations entirely through equity investments by founders and other investors and the incurrence of debt, and we expect to continue to do so in the foreseeable future. We may also seek funding through collaborative arrangements. Additional funding from those or other sources may not be available when or in the amounts needed, on acceptable terms, or at all. If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of further indebtedness, as we have done under our loan agreement with SVB and under which our ability to incur additional indebtedness is limited, we would likely become subject to additional covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support research and development, clinical or commercialization activities. If we obtain capital through collaborative arrangements, these arrangements could require us to relinquish rights to our technology or product candidates and could result in our receipt of only a portion of the revenues associated with the partnered product.

If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. Any of these events could significantly harm our business, financial condition and prospects.

We are heavily dependent on the success of our lead product candidates, which will require significant additional efforts to develop and may prove not to be viable for commercialization.

To date, we have invested significant efforts in the acquisition of our four drug programs from NMS. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize RXDX-101, with RXDX-102 as a back-up compound in case the development of RXDX-101 is not successful, RXDX-103 and RXDX-104. Our business depends entirely on the successful development, clinical testing and commercialization of these and any other product candidates we may seek to develop in the future, which may never occur.

Before we could generate any revenues from sales of our lead product candidates, we must complete the following activities for each of them, any one of which we may not be able to successfully complete:

•	conduct substantial clinical development;

•	manage clinical, preclinical and manufacturing activities;

•	achieve regulatory approval in multiple jurisdictions;

•	establish manufacturing relationships for the supply of the applicable product candidate;

•	build a commercial sales and marketing team, if we choose to market any such product ourselves, or enter into a collaboration to access sales and marketing functions;

•	develop and implement marketing strategies;

•	develop and/or work with third-party collaborators to develop companion diagnostics and conduct clinical testing and achieve regulatory approvals for those companion diagnostics; and

•	invest significant additional cash in each of the above activities.

If the results of our ongoing RXDX-101 Phase I/II clinical trials are not successful, we may not be able to use those results as the basis for advancing the product candidate into further clinical development. In that case, we may not have the resources to conduct new clinical trials, and/or we may determine that further clinical development of this product candidate is not justified and may decide to discontinue the program. Clinical testing of RXDX-102 would not commence unless the development of RXDX-101 is not successful, but the results of any future preclinical studies or clinical trials of RXDX-102, if unsuccessful, could lead to our abandonment of the development of that product candidate as well. If the results of preclinical testing for RXDX-103 or RXDX-104 are not successful, we may not be able to use those results as the basis for advancing the product candidate into further development. If studies of these product candidates produce unsuccessful results and we are forced or elect to cease their development, our business and prospects would be substantially harmed.

Preclinical and clinical testing of our lead product candidates that has been conducted to date may not have been performed in compliance with applicable regulatory standards, which could lead to increased costs or material delays for their further development.

We have only recently licensed the rights to develop our product candidates from NMS, and the development of those product candidates prior to our license was conducted wholly by NMS or any third parties with which it had contracted. As a result, we were not involved with nor did we have any control over any of those development activities. In addition, with respect to RXDX-104, we will not assume control over development activities until the earlier of December 31, 2014 or the identification by NMS of a lead development candidate. Because we had no input on NMS’s development activities relating to these product candidates, we may discover that all or certain elements of the trials and studies performed by NMS have not been in compliance with applicable regulatory standards or have otherwise been deficient. For instance, the development of each of these product candidates to date has been conducted only in Europe. As a result, although we may find that those studies meet the standards of applicable European regulatory bodies, the structure and design of those clinical trials and preclinical studies may not meet applicable FDA standards to allow immediate further development of those product candidates in the United States, and also may not meet the standards of applicable regulatory authorities in any non-European foreign country in which we desire to pursue marketing approval for these product candidates. If the studies conducted by NMS are not in full compliance with applicable regulatory standards or are otherwise not eligible for continued development in the United States, then we may be forced to conduct new studies in order to progress their development, which we may not have the funding or other resources to complete and which would severely delay any of our development plans for these product candidates. Any such deficiency in the prior development of these product candidates would significantly harm our business plans and prospects.

Clinical drug development involves a lengthy and expensive process with uncertain outcomes, and any of our clinical trials or studies could produce unsuccessful results or fail at any stage in the testing process.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Additionally, any positive results of preclinical studies and early clinical trials of a product candidate may not be predictive of the results of later-stage clinical trials, such that product candidates may reach later stages of clinical trials and fail to show the desired safety and efficacy traits despite having shown indications of those traits in earlier studies. For example, although the preclinical and early clinical results for our lead product candidate have been promising, those results and the results that may be generated in the ongoing Phase I/II clinical trials for RXDX-101 do not imply that later clinical trials will demonstrate similar results. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. The results of any future clinical trials we conduct may not be successful.

Although there are two clinical trials ongoing for RXDX-101, we may experience delays in pursuing those or any other clinical or preclinical studies. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining regulatory approval to commence a trial;

•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining approval from an independent institutional review board, or IRB, at each trial site;

•	enrolling suitable patients to participate in a trial;

•	developing and validating companion diagnostics on a timely basis;

•	changes in formulation, dosing or administration regimens;

•	having patients complete a trial or return for post-treatment follow-up;

•	clinical sites deviating from the trial protocol or dropping out of a trial;

•	regulators instituting a clinical hold due to observed safety findings;

•	adding new clinical trial sites; or

•	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we are focused on patients with molecularly defined cancers, our pool of suitable patients may be smaller and more selective and our ability to enroll a sufficient number of suitable patients may be limited or take longer than anticipated. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications or target the same molecular alterations as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

Patient enrollment for any of our clinical trials may also be affected by other factors, including without limitation:

•	the severity of the disease under investigation;

•	the frequency of the molecular alteration we are seeking to target in the applicable trial;

•	the willingness of clinical sites and principal investigators to subject candidate patients to molecular screening;

•	the eligibility criteria for the study in question;

•	the perceived risks and benefits of the product candidate under study;

•	the availability of other treatment options;

•	the extent of the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	the proximity and availability of clinical trial sites for prospective patients.

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

Consistent with our general product development strategy, we designed our recently-initiated Phase I/II clinical trial of RXDX-101, and we intend to design any future trials for that or other product candidates, to include patients with the applicable molecular alterations or biomarkers which are the targets of our product candidates, with a view to assessing possible early evidence of potential therapeutic effect. If we are unable to locate and include such patients in those trials, then our ability to make those early assessments and to seek participation in FDA expedited review and approval programs, including accelerated approval, breakthrough therapy and fast track designation, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

To date, patients treated with RXDX-101 have experienced some drug-related adverse events. Results of our ongoing clinical trials of RXDX-101 or trials for our other product candidates could reveal a high and unacceptable severity and frequency of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Further, any observed drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial, or result in potential product liability claims. Any of these occurrences could materially harm our business, financial condition and prospects.

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

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product, if approved, and could significantly harm our business, results of operations and prospects.

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

We currently have only limited control over the activities of the CROs we have engaged to continue the ongoing Phase I/II clinical trials for RXDX-101, and we expect the same to be true for any CROs we may engage in the future. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on any CRO does not relieve us of our regulatory responsibilities. Based on our present expectations, we, our CROs and our clinical trial sites are required to comply with good clinical practices, or GCPs, for all of our product candidates in clinical development. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in the applicable trial may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving a product candidate for marketing, which we may not have sufficient cash or other resources to support and which would delay our ability to generate revenue from any sales of such product candidate. In addition, our clinical trials are required to be conducted with product produced in compliance with current good manufacturing practice requirements, or cGMPs. Our or our CROs’ failure to comply with those regulations may require us to repeat clinical trials, which would also require significant cash expenditures and delay the regulatory approval process.

Agreements governing relationships with CROs generally provide those CROs with certain rights to terminate the agreement under specified circumstances. If a CRO that we have engaged terminates its relationship with us during the performance of a clinical trial, we would be forced to seek an engagement with a substitute CRO, which we may not be able to do on a timely basis or on commercially reasonable terms, if at all, and the applicable trial would experience delays or may not be completed. In addition, our CROs are not our employees, and except for remedies available to us under any agreements we enter with them, we are unable to control whether or not they devote sufficient time and resources to our clinical, nonclinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to a failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for, or successfully commercialize, the affected product candidates. As a result, our operations and the commercial prospects for the affected product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

We plan to rely completely on third parties to manufacture our preclinical and clinical drug supplies and any approved product candidates, and our operations could be harmed if those third parties fail to provide sufficient quantities of product in accordance with applicable regulatory and contractual obligations.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our preclinical and clinical drug supplies for use in the conduct of our preclinical studies and clinical trials or commercial quantities of any product candidates that may obtain regulatory approval. As a result, we expect that we will need to rely completely on third-party manufacturers for those services. We currently have a limited supply of RXDX-101. We have entered into non-exclusive clinical supply agreements with two independent third parties. We do not currently have arrangements in place for commercial supply of bulk drug substance. We may not be able to establish these or any other supply relationship when needed, on reasonable terms, or at all. Any failure to secure sufficient supply of our product candidates for preclinical or clinical testing or, in the future, commercial purposes would materially harm our operations and financial results.

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

We expect to rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our preclinical studies and clinical trials. We do not have, nor do we expect to enter, any agreements for the commercial production of these raw materials, and we do not expect to have any control over the process or timing of our manufacturers’ acquisition of raw materials needed to produce our product candidates. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing preclinical study or clinical trial due to a manufacturer’s need to replace a third-party supplier of raw materials could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. Additionally, if our manufacturers or we are unable to purchase these raw materials to commercially produce any of our product candidates that gain regulatory approval, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

With respect to our lead product candidate, we are aware of two agents that have been approved by the FDA for ALK-positive NSCLC, Pfizer’s Xalkori®/crizotinib and Novartis’ Zykadia®/ceritinib. We are also aware of several other products in development targeting TrkA, TrkB, TrkC, ROS1, ALK, RET and/or Cdc7 for the treatment of cancer, some of which may be in a more advanced stage of development than our product candidates. There are also many other compounds directed to other molecular targets that are in clinical development by a variety of companies to treat cancer types that we may choose to pursue with RXDX-101, RXDX-103 and RXDX-104.

Many of our competitors have substantially greater financial, technical and other resources than we do, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in certain of our competitors. As a result of these or other factors, these companies may be able to obtain regulatory approval more rapidly than we can and may be more effective in selling and marketing their products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing drug products that are more effective or less costly to produce or purchase on the market than any product candidate we are currently developing or that we may seek to develop in the future. If approved, our product candidates will face competition from commercially available drugs as well as drugs that are in the development pipelines of our competitors.

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

We could be subject to product liability lawsuits if any product candidate we develop allegedly causes injury or is found to be otherwise unsuitable for human use during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our inability to retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the clinical testing and commercialization of products we develop. We have obtained product liability insurance covering our Phase I/II clinical trials of RXDX-101. We may wish to obtain additional such insurance covering studies or trials in other countries should we seek to expand those clinical trials or commence new clinical trials in other jurisdictions or increase the number of patients in any clinical trials we may pursue. We also may determine that additional types and amounts of coverage would be desirable at later stages of clinical development of our product candidates or upon commencing commercialization of any product candidate that obtains required approvals. However, we may not be able to obtain any such additional insurance coverage when needed on acceptable terms or at all. We could be responsible for some or all of the financial costs associated with a product liability claim relating to our preclinical and clinical development activities, in the event that any such claim results in a court judgment or settlement in an amount or of a type that is not covered, in whole or in part, by any insurance policies we may have or that is in excess of the limits of our insurance coverage. We may not have, or be able to obtain, sufficient capital to pay any such amounts that may not be covered by our insurance policies.

If we breach any of the agreements under which we license from third parties the commercialization rights to our product candidates, we could lose license rights that are important to our business and our operations could be materially harmed.

We have in-licensed from NMS the use, development and commercialization rights for RXDX-101, RXDX-102, RXDX-103 and RXDX-104. As a result, our current business plans are dependent upon our satisfaction of certain conditions to the maintenance of those license agreements and the rights we license under them. Each of the license agreements provides that we are subject to diligence obligations relating to the commercialization and development of product candidates, milestone payments, royalty payments and other obligations. In addition to our license agreements with NMS, we may seek to enter into additional agreements with other third parties in the future granting similar license rights with respect to other potential product candidates. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of either of our license agreements with NMS, or any future license agreement we may enter on which our business or product candidates are dependent, NMS or other licensors may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain product candidates. The loss of the rights licensed to us under our license agreements with NMS, or any future license agreement that we may enter granting us rights on which our business or product candidates are dependent, would eliminate our ability to further develop the applicable product candidates and would materially harm our business, prospects, financial condition and results of operations.

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

Our license agreements with NMS grant us an exclusive, worldwide license under a portfolio of patents and patent applications directed to the RXDX-101, RXDX-102, RXDX-103 and RXDX-104 composition of matter, which begin to expire in 2029 for the patents and applications relating to RXDX-101, in 2028 for the patents and applications relating to RXDX-102, in 2027 for the patents and patent applications relating to RXDX-103 and in 2033 for the patent applications relating to RXDX-104. While patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend our patent exclusivity for any of these product candidates, the applicable patents may not meet the specified conditions for eligibility for any such term extension and, even if eligible, we may not be able to obtain any such term extension. Further, because filing, prosecuting and enforcing patents in multiple jurisdictions can be expensive, we may elect to pursue patent protection relating to our product candidates in only certain jurisdictions. As a result, competitors would be permitted to use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, any of which could compete with our product candidates.

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

A third party may hold intellectual property, including patent rights, that are important or necessary to the development of our product candidates, in which case we would need to obtain a license from that third party or develop a different formulation of the product that does not infringe upon the applicable intellectual property, which may not be possible. Additionally, we may identify product candidates that we believe are promising and whose development and other intellectual property rights are held by third parties. In such a case, we may desire to seek a license to pursue the development of those product candidates, as we have done with the product candidates we licensed from NMS. Any license that we may desire to obtain or that we may be forced to pursue may not be available when needed on commercially reasonable terms or at all. Any inability to secure a license that we need or desire could have a material adverse effect on our business, financial condition and prospects.

The patent protection covering some of our product candidates may be dependent on third parties, who may not effectively maintain that protection.

While we expect that we will generally seek to gain the right to fully prosecute any patents covering product candidates we may in-license from third-party owners, there may be instances when platform technology patents that cover our product candidates remain controlled by our licensors. For instance, NMS has retained certain patent prosecution rights under our license agreements relating to RXDX-101, RXDX-102, RXDX-103 and RXDX-104. If any of our current or future licensing partners that retain the right to prosecute patents covering the product candidates we license from them fail to appropriately maintain that patent protection, we may not be able to prevent competitors from developing and selling competing products or practicing competing methods and our ability to generate revenue from any commercialization of the affected product candidates may suffer.

We will need to grow the size of our organization, and we may experience difficulties in managing any growth we may achieve.

As of August 1, 2014, we had 36 employees, 33 of whom were full-time and three of whom were part-time. As our development and commercialization plans and strategies develop, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future and may never achieve profitability. To the extent we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in equity ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes to offset its post-ownership change income and taxes may be limited. We may have experienced an ownership change as a result of our October 31, 2013 merger transaction and/or our November 2013 and

March 2014 common stock offerings and may experience one or more ownership changes as a result of future transactions in our stock, and as a result we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. As of December 31, 2013, we had federal and state net operating loss carryforwards of approximately $7.3 million that could be limited if the merger or the common stock offerings resulted in an ownership change, or if we experience any other ownership change, which could potentially result in increased future tax liability to us.

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

The price for our common stock currently is, and is likely to continue to be, highly volatile, and could be subject to wide fluctuations. That price fluctuation could be in response to various factors, some of which may be beyond our control. These factors are discussed in this “Risk Factors” section, and elsewhere in this Quarterly Report on Form 10-Q, as well as in the “Risk Factors” and other sections of our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. These factors include, without limitation:

•	the product candidates we seek to pursue, and our ability to obtain rights to develop, commercialize and market those product candidates;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	actual or anticipated adverse results or delays in our clinical trials;

•	our failure to successfully commercialize our product candidates, if approved;

•	unanticipated serious safety concerns related to the use of any of our product candidates;

•	adverse regulatory decisions;

•	additions or departures of key scientific or management personnel;

•	changes in laws or regulations applicable to our product candidates, including without limitation clinical trial requirements for approvals;

•	disputes or other developments relating to patents and other proprietary rights and our ability to obtain patent protection for our product candidates;

•	our dependence on third parties, including CROs and contract manufacturers, as well as our potential partners that produce companion diagnostic products;

•	failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;

•	actual or anticipated variations in quarterly operating results, liquidity or other indicators of our financial condition;

•	failure to meet or exceed the estimates and projections of the investment community;

•	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	introduction of new products offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our ability to maintain an adequate rate of growth and manage such growth;

•	issuances of debt or equity securities;

•	sales of our common stock by us or our stockholders in the future, or the perception that such sales could occur;

•	trading volume of our common stock;

•	ineffectiveness of our internal control over financial reporting or disclosure controls and procedures;

•	general political and economic conditions;

•	effects of natural or man-made catastrophic events; and

•	other events or factors, many of which are beyond our control.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of August 1, 2014, a total of 19,579,588 shares of our common stock were outstanding. Of those shares, approximately 15,053,768 were freely tradable, without restriction, in the public market. Such shares represented 76.9% of our outstanding shares of common stock as of that date. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline. Additionally, the 4,516,469 outstanding shares of our common stock that we issued to our stockholders in connection with the closing of the October 2013 merger will become freely tradable upon the lapse of securities law restrictions on their resale, which could occur under Rule 144 after the end of the 12-month period following November 1, 2013, the date on which we initially filed with the SEC our Current Report on Form 8-K containing “Form 10 information.”

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will be eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act of 1933, as amended, or the Securities Act, our effective Registration Statements on Form S-8 and any future registration of such shares under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As a public company listed on the NASDAQ Capital Market, and particularly if and after we cease to be an “emerging growth company” or a “smaller reporting company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the rules and regulations of the SEC and the NASDAQ Capital Market impose numerous requirements on public companies, including requirements relating to our corporate governance practices, with which we need to comply. Further, since we are subject to the Exchange Act, we are required to, among other things, file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote substantial time to operations as a public company and compliance with applicable laws and regulations, and our efforts and initiatives to comply with those requirements could be expensive.

We were not subject to requirements to establish, and did not establish, internal control over financial reporting and disclosure controls and procedures prior to our October 2013 merger. Our management team and Board of Directors need to devote significant efforts to maintaining adequate and effective disclosure controls and procedures and internal control over financial reporting in order to comply with applicable regulations, which may include hiring additional legal, financial reporting and other finance and accounting staff and engaging consultants to assist in designing and implementing such procedures. Additionally, any of our efforts to improve our internal controls and design, implement and maintain an adequate system of disclosure controls may not be successful and will require that we expend significant cash and other resources.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of August 1, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 29.4% of our outstanding voting stock (which includes shares they had the right to acquire within 60 days). Accordingly, our directors and executive officers and large stockholders have significant influence over our affairs due to their substantial ownership coupled with the positions of some of these stockholders on our management team, and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership in our Board of Directors and management team and certain other large stockholders may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

If we issue additional shares of our capital stock in the future, our existing stockholders will be diluted.

Our second amended and restated certificate of incorporation authorizes the issuance of up to 150,000,000 shares of our common stock and up to 10,000,000 shares of preferred stock with the rights, preferences and privileges that our Board of Directors may determine from time to time. In addition to capital raising activities such as public and private placements of our common stock, other possible business and financial uses for our authorized capital stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of our capital stock, issuing shares of our capital stock to partners or other collaborators in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our equity compensation plans, or other transactions and corporate purposes that our board of directors deems are in the best interest of our company. Additionally, shares of our capital stock could be used for anti-takeover purposes or to delay or prevent changes in control or our management. Any future issuances of shares of our capital stock may not be made on favorable terms or at all, they may not enhance stockholder value, they may have rights, preferences and privileges that are superior to those of our common stock, and they may have an adverse effect on our business or the trading price of our common stock. The issuance of any additional shares of our common stock will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. Additionally, any such issuance will reduce the proportionate ownership and voting power of all of our current stockholders.

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

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our second amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;

•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

•	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, the president or by a majority of the total number of authorized directors;

•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;

•	a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•	a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our second amended and restated certificate of incorporation; and

•	the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our second amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated May 7, 2013, by and between Ignyta, Inc. and Actagene Oncology, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

2.2	Agreement and Plan of Merger and Reorganization, dated October 31, 2013, by and among Ignyta, Inc. (then known as Infinity Oil & Gas Company), IGAS Acquisition Corp., and Ignyta, Inc. (then known as Ignyta Operating, Inc.) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

2.3	Agreement and Plan of Merger, dated June 12, 2014, by and among Ignyta, Inc. (then known as Ignyta Operating, Inc.), and its parent entity Ignyta, Inc.) (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

3.1	Second Amended and Restated Certificate of Incorporation of Ignyta, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

3.2	Amended and Restated Bylaws of Ignyta, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

4.2	Warrant to Purchase Stock, issued to Silicon Valley Bank on June 25, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

4.3	Warrant to Purchase Stock, issued to Silicon Valley Bank on February 27, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

4.4	Warrant to Purchase Common Stock, dated November 6, 2013, issued to Nerviano Medical Sciences S.r.l. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2013).

10.1	Ignyta, Inc. Employment Inducement Incentive Award Plan and form of stock option agreement thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014).

10.2	Third Amendment to Lease between Ignyta, Inc. and BMR-Coast 9 LP dated April 18, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2014).

10.3#	Form of Indemnification Agreement by and between Ignyta, Inc. and each of its current directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

10.4#	Ignyta, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

10.5#	Form of Stock Option Agreement under the Ignyta, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
†	In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGNYTA, INC.

Date: August 12, 2014	By:	/s/ Jonathan E. Lim, M.D.
Jonathan E. Lim, M.D. President and Chief Executive Officer