Form 10-Q
period 2014-09-30
Ignyta, Inc.
filed 2014-11-07
CIK 1557421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of November 1, 2014 was 19,580,769.

IGNYTA, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

Page
PART I – FINANCIAL INFORMATION	1
Item 1. Unaudited Financial Statements	1
Condensed Balance Sheets at September 30, 2014 (unaudited) and December 31, 2013 (audited)	1
Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, and for the period from August 29, 2011 (Inception) through September 30, 2014 (unaudited)	2
Condensed Statements of Stockholders’ Equity from August 29, 2011 (Inception) through September 30, 2014 (unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and for the period from August 29, 2011 (Inception) through September 30, 2014 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29
Item 4. Controls and Procedures	29

PART II – OTHER INFORMATION	29
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3. Defaults Upon Senior Securities	42
Item 4. Mine Safety Disclosures	42
Item 5. Other Information	42
Item 6. Exhibits	43
SIGNATURES	45

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Ignyta, Inc.

(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets

Current Assets
Cash and cash equivalents	$21,529,992	$51,803,716
Short term investments	54,663,003	—
Prepaid expenses and other current assets	1,125,822	671,373

Total current assets	77,318,817	52,475,089

Fixed Assets - Net	2,838,183	830,706

Long term investments	18,480,924	—
Other Assets	736,477	13,045

	$99,374,401	$53,318,840

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$797,928	$811,600
Accrued expenses and other liabilities	2,632,983	590,235
Lease payable, current portion	53,311	—
Warrant liability	155,500	129,400

Total current liabilities	3,639,722	1,531,235

Note payable, net of current portion and discount	20,161,600	8,950,000
Lease payable, net of current portion	116,689	—
Other liabilities	630,000	1,050,000

Total liabilities	24,548,011	11,531,235

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred Stock, $.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.0001 par value; 150,000,000 shares authorized; 19,579,588 and 13,934,876 shares issued and outstanding, respectively	1,958	1,393
Additional paid-in capital	110,670,365	57,359,152
Deficit accumulated during the development stage	(35,805,507)	(15,572,940)
Accumulated other comprehensive loss	(40,426)	—

Total stockholders’ equity	74,826,390	41,787,605

	$99,374,401	$53,318,840

The accompanying notes are an integral part of these financial statements.

Ignyta, Inc.

(A Development Stage Company)

Unaudited Condensed Statements of Operations and Comprehensive Loss

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Period from August 29, 2011 (Inception) through September 30, 2014
Revenue	$—	$—	$150,000	$—	$150,000

Expenses
Research and development	8,622,547	724,153	14,380,914	1,944,818	25,299,693
General and administrative	2,223,311	485,407	6,018,276	1,389,102	10,336,673

Loss from Operations	(10,845,858)	(1,209,560)	(20,249,190)	(3,333,920)	(35,486,366)

Other Income (Expense)
Other income (expense)	30,778	100	(21,880)	5,800	(127,832)
Interest income (expense)	111,827	(30,108)	43,807	(65,583)	(182,601)

Total Other Income (Expense)	142,605	(30,008)	21,927	(59,783)	(310,433)

Loss Before Income Taxes	(10,703,253)	(1,239,568)	(20,227,263)	(3,393,703)	(35,796,799)
Income tax provision	—	—	5,304	2,095	8,708

Net Loss	$(10,703,253)	$(1,239,568)	$(20,232,567)	$(3,395,798)	$(35,805,507)

Basic and diluted loss per share	$(0.55)	$(0.55)	$(1.13)	$(1.58)	$—
Weighted average shares	19,579,588	2,272,832	17,905,134	2,153,735	—

Comprehensive Loss
Net loss	$(10,703,253)	$(1,239,568)	$(20,232,567)	$(3,395,798)	$(35,805,507)
Unrealized loss on available for sale securities	(45,988)	—	(40,426)	—	(40,426)

Comprehensive loss	$(10,749,241)	$(1,239,568)	$(20,272,993)	$(3,395,798)	$(35,845,933)

The accompanying notes are an integral part of these financial statements.

Ignyta, Inc.

(A Development Stage Company)

Condensed Statements of Stockholders’ Equity

	Convertible Preferred Stock						Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at August 29, 2011	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of Restricted Stock	—	—	—	—	666,668	66	1,934	—	—	2,000
Issuance of Series A Preferred Stock net $29,221 in offering costs	416,667	42	—	—	—	—	220,736	—	—	220,778
Stock-based compensation expense	—	—	—	—	—	—	781	—	—	781
Net loss	—	—	—	—	—	—	—	(79,445)	—	(79,445)

Balance at December 31, 2011 (Audited)	416,667	42	—	—	666,668	66	223,451	(79,445)	—	144,114
Repurchase of Common Stock	—	—	—	—	(13,334)	(1)	(39)	—	—	(40)
Issuance of Series A Preferred Stock net $858 in offering costs	416,667	42	—	—	—	—	249,100	—	—	249,142
Issuance of Series B Preferred Stock net of $80,969 in offering costs	—	—	1,835,000	183	—	—	5,423,848	—	—	5,424,031
Stock-based compensation expense	—	—	—	—	—	—	23,373	—	—	23,373
Net loss	—	—	—	—	—	—	—	(1,279,852)	—	(1,279,852)

Balance at December 31, 2012 (Audited)	833,334	84	1,835,000	183	653,334	65	5,919,733	(1,359,297)	—	4,560,768
Issuance of Common Stock due to stock options exercised	—	—	—	—	12,290	1	2,999	—	—	3,000
Issuance of Restricted Stock due to Actagene merger	—	—	—	—	1,583,336	158	5,542	—	—	5,700
Conversion of Common Stock due to reverse merger	(833,334)	(84)	(1,835,000)	(183)	2,675,678	267	—	—	—	—
Issuance of Common Stock net of $3,047,687 in offering costs	—	—	—	—	9,010,238	902	51,012,839	—	—	51,013,741
Stock-based compensation expense	—	—	—	—	—	—	370,439	—	—	370,439
Issuance of Warrant	—	—	—	—	—	—	47,600	—	—	47,600
Net loss	—	—	—	—	—	—	—	(14,213,643)	—	(14,213,643)

Balance at December 31, 2013 (Audited)	—	—	—	—	13,934,876	1,393	57,359,152	(15,572,940)	—	41,787,605
Issuance of Common Stock due to stock options exercised	—	—	—	—	12,962	2	5,470	—	—	5,472
Repurchase of Restricted Stock	—	—	—	—	(400,000)	(40)	(1,400)	—	—	(1,440)
Issuance of Common Stock net of $3,608,670 in offering costs	—	—	—	—	6,031,750	603	51,581,240	—	—	51,581,843
Stock-based compensation expense	—	—	—	—	—	—	1,517,503	—	—	1,517,503
Issuance of Warrant	—	—	—	—	—	—	208,400	—	—	208,400
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	—	(40,426)	(40,426)
Net loss	—	—	—	—	—	—	—	(20,232,567)	—	(20,232,567)

Balance at September 30, 2014 (Unaudited)	—	$—	—	$—	19,579,588	$1,958	$110,670,365	$(35,805,507)	$(40,426)	$74,826,390

The accompanying notes are an integral part of these financial statements.

Ignyta, Inc.

(A Development Stage Company)

Unaudited Condensed Statements of Cash Flows

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Period from August 29, 2011 (Inception) through September 30, 2014
Cash Flows From Operating Activities
Net loss	$(20,232,567)	$(3,395,798)	$(35,805,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	257,839	76,519	384,111
Loss on sale of assets	1,437	—	30,788
Stock-based compensation	1,517,503	57,628	1,912,096
Change in fair value of warrant liabilities	26,100	(5,800)	102,700
Accretion and amortization on debt securities	560,188	—	560,188
Warrant issued for license agreement	—	—	47,600
Amortization of debt discount	219,327	34,629	382,883
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	(192,208)	(292,063)	(987,382)
Accounts payable trade	(13,672)	102,335	797,928
Accrued expenses and other liabilities	1,942,748	124,337	2,532,983

Net cash used in operating activities	(15,913,305)	(3,298,213)	(30,041,612)

Cash Flows From Investing Activities
Purchases of investments	(79,419,409)	—	(79,419,409)
Sales of investments	5,674,868	—	5,674,868
Purchases of fixed assets	(1,996,753)	(256,596)	(2,993,082)
Proceeds received from sale of assets	—	—	10,000

Net cash used by investing activities	(75,741,294)	(256,596)	(76,727,623)

Cash Flows From Financing Activities
Net proceeds from issuance of Common Stock	51,581,843	—	102,595,584
Proceeds from issuance of notes payable	21,000,000	1,000,000	32,500,000
Payments on notes payable	(10,000,000)	—	(11,500,000)
Payment of deferred financing costs	(1,050,000)	—	(1,050,000)
Payment of financing costs	(155,000)	—	(155,000)
Net proceeds from issuance of Restricted Stock	—	5,700	7,700
Net proceeds from issuance of Preferred Stock	—	2,500	5,893,951
Net proceeds from stock options exercised	5,472	—	8,472
Repurchase of Common Stock	(1,440)	—	(1,480)

Net cash provided by financing activities	61,380,875	1,008,200	128,299,227

Net Change in Cash and Cash Equivalents	(30,273,724)	(2,546,609)	21,529,992

Cash and Cash Equivalents at Beginning of Period	51,803,716	5,032,307	—

Cash and Cash Equivalents at End of Period	$21,529,992	$2,485,698	$21,529,992

Supplemental Disclosures of Cash Flow Information:
Interest	$1,574,767	$30,955	$1,636,223
Income taxes	$5,304	$2,095	$8,708
Noncash investing and Financing Activities:
Warrants issued with debt financing recorded as debt discount	$208,400	$28,300	$261,200
Final loan fee recorded as debt discount	$630,000	$—	$630,000
Leased capital equipment	$170,000	$—	$170,000
Leasehold improvement paid by landlord	$100,000	$—	$100,000
Unrealized loss on available for sale securities	$40,426	$—	$40,426

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

1. Summary of Significant Accounting Policies	A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Nature of operations	Ignyta, Inc. (“Ignyta”) was founded in 2011 and is incorporated in the state of Delaware. On June 12, 2014, Ignyta, Inc., a corporation incorporated in the state of Nevada, merged with and into Ignyta (then known as Ignyta Operating, Inc.) with Ignyta Operating, Inc. surviving the merger and changing its name to Ignyta, Inc. (see Note 2).

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

The Company is a precision oncology biotechnology company dedicated to discovering or acquiring, then developing and commercializing, targeted new drugs for cancer patients whose tumors harbor specific molecular alterations. The Company is pursuing an integrated therapeutic and diagnostic, or Rx/Dx, strategy, where it anticipates pairing each of its product candidates with biomarker-based companion diagnostics that are designed to identify the patients who are most likely to benefit from the precisely targeted drugs the Company develops.

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

Development stage	As of September 30, 2014, the Company has devoted substantially all of its efforts to product development, raising capital and building infrastructure, and has not realized revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

Liquidity	As of September 30, 2014, the Company had an accumulated deficit of approximately $35,806,000. The Company also had negative cash flow from operations of approximately $15,913,000 during the nine months ended September 30, 2014.

The Company expects that it will need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products.

We are currently focused primarily on the development of our RXDX-101, RXDX-103, RXDX-104 and Spark programs. We believe such activities will result in our continued incurrence of significant research and development and other expenses related to those programs. If the clinical trials for any of our products fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of our product candidates, if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash on hand and through additional financing from existing and prospective investors. We cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders.

While we expect that our existing cash, cash equivalents and available-for-sale securities will enable us to fund our operations and capital expenditure requirements for at least the next twelve months having insufficient funds may require us to delay, reduce, limit or terminate some or all of our development programs or future commercialization efforts or grant rights to develop and market product candidates that we might otherwise prefer to develop and market ourselves. Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

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

Fair value of financial instruments	The Company’s financial instruments consist of cash and cash equivalents, investments, prepaid expenses and other assets, accounts payable, accrued expenses, and notes payable. Fair value estimates of these instruments at a specific point in time are made based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of September 30, 2014 and December 31, 2013, the book values are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Derivative liabilities	The Company accounts for its warrants as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future events, expected volatility, expected life, yield, and risk free interest rate.

Income taxes	Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the combination of the tax payable for the year and the change during the year in deferred tax assets and liabilities.

Earnings per share (“EPS”)	Basic and diluted loss per common share have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. The Company’s basic and fully diluted EPS calculation are the same since the increased number of shares that would be included in the diluted calculation from the assumed exercise of stock equivalents would be anti-dilutive to the net loss in each of the years shown in the financial statements.

Comprehensive income (loss)	Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, are reported net of their related tax effect, to arrive at comprehensive income (loss).

Research and development costs	The Company is actively engaged in new product development efforts for which related costs are expensed as incurred.

Fair value measurement	Financial assets and liabilities are measured at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$21,530	$—	$—	$21,530	$51,804	$—	$—	$51,804
Short-term investments:
Corporate debt securities
Financial	—	32,562	—	32,562	—	—	—	—
Industrial	—	13,699	—	13,699	—	—	—	—
Utility	—	4,206	—	4,206	—	—	—	—
Commercial paper
Financial	—	4,196	—	4,196	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Total short-term investments	$—	$54,663	$—	$54,663	$—	$—	$—	$—
Long-term investments:
Corporate debt securities
Financial	—	10,932	—	10,932	—	—	—	—
Industrial	—	7,549	—	7,549	—	—	—	—
Utility	—	—	—	—	—	—	—	—
Total long-term investments	$—	$18,481	$—	18,481	$—	$—	$—	$—

Total assets measured at fair value	$21,530	$73,144	$—	$94,674	$51,804	$—	$—	$51,804

Liabilities:
Warrant liability	—	—	156	156	—	—	129	129

Total liabilities measured at fair value	$—	$—	$156	$156	$—	$—	$129	$129

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

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the nine months ended September 30, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability
Beginning Balance at December 31, 2011	$—
Issuances	24,500

Ending Balance at December 31, 2012	$24,500
Issuances	28,300
Adjustments to estimated fair value	76,600

Ending Balance at December 31, 2013	$129,400
Adjustments to estimated fair value	26,100

Ending Balance at September 30, 2014	$155,500

2. Reverse Merger	For purposes of the below descriptions in this Note 2, all references to “Ignyta” shall refer to Ignyta, Inc., a Nevada corporation whose name was changed from Infinity Oil & Gas Company on October 31, 2013 in connection with the closing of the Merger; and all references to “Merger Sub” shall refer to IGAS Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Ignyta.

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

4. Investments	The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. As of September 30, 2014, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date. The Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in investment income.

The following table summarizes investments by security type as of September 30, 2014:

	September 30, 2014 (in thousands)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$54,689	$—	$(26)	$54,663
Corporate debt securities, long-term	$18,495	$—	$(14)	$18,481

Total	$73,184	$—	$(40)	$73,144

5. Fixed Assets	Fixed assets consisted of the following:

	September 30, 2014	December 31, 2013
Manufacturing and lab equipment	$2,733,560	$775,872
Office furniture	137,262	59,095
Computers and equipment	202,705	110,857
Leasehold Improvements	136,356	—

	3,209,883	945,824
Less accumulated depreciation and amortization	(371,700)	(115,118)

	$2,838,183	$830,706

Depreciation expense for the three months ended September 30, 2014 and 2013 was $146,131 and $28,442, respectively, and for the nine months ended September 30, 2014 and 2013 and for the period from inception (August 29, 2011) through September 30, 2014 was $257,839, $76,519, and $384,111, respectively.

6. Notes Payable

On September 30, 2014 the Company entered into an amended and restated loan and security agreement (the “New Loan Agreement”) with a financial institution. The New Loan Agreement replaced the prior loan and security agreement (the “Loan Agreement”) which was first entered into in June 2012, amended in February 2013 and amended and restated in December 2013. The amount borrowed under the New Loan Agreement was increased from $10,000,000 to $21,000,000, with an option to receive an additional $10,000,000, which may be drawn down at any time prior to September 30, 2015 provided the Company has initiated the Phase IIa portion of its ongoing, global Phase I/II clinical study of RXDX-101 and subject to other customary conditions for funding. All principal and interest due on the prior Loan Agreement was paid in full and the Company was advanced the net proceeds on September 30, 2014. This transaction was accounted for as a debt modification. Payments of principal and interest are due on the New Loan Agreement on a fully amortized basis of 30 months in equal monthly installments, commencing after a twelve-month period of interest only payments, such that all amounts owed under the New Loan Agreement will mature on April 1, 2018. The number of months of interest-only payments and the number of months over which the principal will be amortized each will be increased by six months if the second loan tranche has been drawn down or the Company has raised net proceeds of at least $50 million through the offering of its equity securities, in each case prior to October 31, 2015. Upon the final maturity date, the Company will also owe to the lender a final payment equal to 3% of the full principal amount under the New Loan Agreement. The final payment of $630,000, which is based on the initial amount borrowed under the New Loan Agreement, is presented as a debt discount on the related debt to be amortized to interest expense. Interest on the note was fixed on the date of funding at 8.56%. Pursuant to the New Loan Agreement, the Company is bound by certain affirmative and negative covenants setting forth actions that it must and must not take during the term thereof. Upon the occurrence of an event of default under the New Loan Agreement, subject to cure periods for certain events of default, all amounts owed by the Company thereunder shall begin to bear interest at a rate of 11.56% and may be declared immediately due and payable by SVB. The Company has granted SVB a security interest in substantially all of its personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed to SVB under the New Loan Agreement. The Company has also agreed not to encumber any of its intellectual property without SVB’s prior written consent.

In connection with entering into the New Loan Agreement, the Company issued to SVB and its affiliate warrants to purchase an aggregate of 37,849 shares of its common stock. The warrants are exercisable immediately, have a per-share exercise price of $7.518 and have a term of seven years. The warrants were recorded at a fair value of $208,400 and are presented as a debt discount on the related debt to be amortized to interest expense over the term of the Loan Agreement (See Note 9). If the Company draws down the second loan tranche, at that time it will issue to SVB and its affiliate additional warrants which will be exercisable immediately and have a term of seven years. Those warrants will be exercisable for an aggregate number of shares equal to $135,500 divided by the lower of (a) the trailing 10-day average of the closing price of the Company’s common stock on the Nasdaq Capital Market prior to the funding date of the second loan tranche and (b) the closing price of the Company’s common stock on the Nasdaq Capital Market on the funding date of the second loan tranche, at an exercise price equal to such divisor.

On December 31, 2013 the Company entered into the Loan Agreement. The Loan Agreement replaced the prior loan and security agreement (the “Prior Loan Agreement”) which was first entered into in June 2012 and amended in February 2013. The maximum borrowing amount under the Loan Agreement was increased from $1,500,000 to $10,000,000. On the maturity date, the Company also owed to the lender a final payment of $1,050,000 which was presented as a debt discount on the related debt. On September 30, 2014, in conjunction with the New Loan Agreement, this note along with the final loan payment of $1,050,000 was paid in full.

As additional consideration for the cost and risk associated with the Prior Loan Agreement, the Company issued to the lender a warrant to purchase up to 8,334 shares of Series B Preferred Stock in June 2012, and an additional warrant to purchase up to a number of shares of Series B Preferred Stock equal to 5% of the amount loaned under the Prior Loan Agreement on February 27, 2013 and thereafter, subject to adjustment as set forth in the warrant, including without limitation for stock combinations and splits. As a result, following the final advance under the Prior Loan Agreement in July 2013, the warrant became exercisable for 16,667 shares of the Company’s Series B Preferred Stock. The warrants issued in 2013 and 2012 were recorded at fair values of $28,300 and $24,500, respectively, and were presented as a debt discount on the related debt to be amortized to interest expense over the term of the Prior Loan Agreement (See Note 9). Both warrants were assumed by Ignyta in connection with the Merger (see Note 2). As a result of the payoff of the original loan, the debt discount was written off on December 31, 2013.

Interest expense due to amortization of the debt discounts for the three months ended September 30, 2014 and 2013 was $71,864 and $5,203, respectively, and for the nine months ended September 30, 2014 and 2013 and for the period from inception (August 29, 2011) through September 30, 2014 was $219,327, $34,629 and $382,883, respectively.

Future minimum principal payments on notes payable are as follows:

Twelve Months ending September 30,
2015	$—
2016	7,700,000
2017	8,400,000
2018	4,900,000

Total	$21,000,000

7. Stockholders’ Equity	The Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock, with the preferred stock having the rights, preferences and privileges that our Board of Directors may determine from time to time. Each share of the Company’s common stock is entitled to one vote, and all shares rank equally as to voting and other matters.

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

Stock option activity	There are a total of 3,000,000 shares of common stock reserved under the 2014 Plan, plus one share for each share subject to a stock option that was outstanding under the 2011 Plan as of the effective date of the 2014 Plan that subsequently expires, is forfeited or is settled in cash. As of September 30, 2014, 2,101,319 shares remain available under the 2014 Plan. There were a total of 2,712,652 shares of common stock reserved under the 2011 Plan. As of September 30, 2014, 1,607,071 shares remained available; however, under applicable rules of the NASDAQ Stock Market, the Company may not make additional grants under the 2011 Plan unless the 2011 Plan is approved by the Company’s stockholders. The Company did not seek stockholder approval and adopted the 2014 Plan. In addition, there were 1,000,000 shares of common stock reserved under the Inducement Plan. As of September 30, 2014, 190,000 shares remained available under the Inducement Plan. From and after the effective date of the 2014 Plan, no additional equity grants may be made by the Company under the 2011 Plan or the Inducement Plan.

At the closing of the Reincorporation Merger, (i) each outstanding option to purchase, or other equity award relating to, Ignyta, Inc.’s common stock was deemed to constitute an option to purchase, or other equity award relating to, common stock of the Company with no change in the exercise price or other terms or provisions of the award, and (ii) the shares of Ignyta, Inc.’s common stock that remained available for issuance under the Ignyta Plans were deemed to relate to shares of the Company’s common stock.

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

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2011	12,500	$0.18	—	$—

Granted	144,159	0.39	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—

Balance at December 31, 2012	156,659	0.36	—	—

Granted	1,061,325	4.60	—	—
Exercised	(12,290)	0.24	—	—
Expired	(2,154)	0.54	—	—
Forfeited	(70,387)	0.45	—	—

Balance at December 31, 2013	1,133,153	$4.33	9.71	$3,026,430

Granted	2,252,000	7.92	—	—
Exercised	(12,962)	0.42	—	—
Expired	(4,999)	0.58	—	—
Forfeited	(238,355)	7.64	—	—

Balance at September 30, 2014	3,128,837	$6.68	9.46	$4,753,159

Exercisable at September 30, 2014	157,299	$0.74	8.23	$1,153,281

The fair value of options granted to employees and non-employee directors was estimated at the date of grant using a Black-Scholes option pricing model with the weighted-average assumptions stated below.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Risk free interest rate	1.83%	2.05%
Dividend yield	0.00%	0.00%
Volatility	67.61%	59.10%
Weighted-average expected life of option (years)	6	6

`	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Risk free interest rate	1.83%	1.63%
Dividend yield	0.00%	0.00%
Volatility	65.20%	59.45%
Weighted-average expected life of option (years)	6.01	6

The estimated weighted-average per-share fair value of stock options granted to employees and non-employee directors for the three months ended September 30, 2014 and 2013 was $4.76 and $0.57, respectively and for the nine months ended September 30, 2014 and 2013 was $4.72 and $0.45, respectively.

The fair value of options granted to non-employees was estimated at the vesting date using a Black-Scholes option pricing model with the weighted-average assumptions stated below.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Risk free interest rate	0.00%	2.88%
Dividend yield	0.00%	0.00%
Volatility	0.00%	57.59%
Weighted-average expected life of option (years)	0	10

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Risk free interest rate	2.46%	2.50%
Dividend yield	0.00%	0.00%
Volatility	67.09%	58.36%
Weighted-average expected life of option (years)	9.60	10

The estimated weighted-average per-share fair value of stock options granted to non-employees for the three months ended September 30, 2014 and 2013 was $0.00 and $0.70, respectively, and for the nine months ended September 30, 2014 and 2013 was $6.65 and $0.57, respectively.

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

Stock-based compensation expense for employees and non-employees for the three months ended September 30, 2014 and 2013 was $662,451 and $13,362, respectively, and for the nine months ended September 30, 2014 and 2013 and the period from inception (August 29, 2011) through September 30, 2014 was $1,323,597, $52,348 and $1,688,210, respectively. For the three months ended September 30, 2014 and 2013, $244,549 and $8,878 was recorded to research and development expense, respectively, and $417,902 and $4,484 was recorded to general and administrative expense, respectively. For the nine months ended September 30, 2014 and 2013 and the period from inception (August 29, 2011) through September 30, 2014, $397,808, $38,182 and $625,541 was recorded to research and development expense, respectively, and $925,789, $14,166, and $1,062,669 was recorded to general and administrative expense, respectively.

As of September 30, 2014, there was an additional $11,144,501 of total unrecognized compensation cost related to unvested stock-based awards granted under the Ignyta Plans and the Inducement Plan. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.52 years.

Restricted stock activity	In 2011, Ignyta sold 666,668 shares of restricted common stock for gross proceeds of $2,000 in accordance with restricted stock purchase agreements with various advisors. Approximately 600,000 shares were vested immediately and the remaining 66,668 are subject to vesting requirements based on future service.

The terms of each of the agreements state that the Company has the right to repurchase the unvested shares of stock if the shareholder stops providing services to the Company. The Company repurchased 13,334 shares of common stock in 2012. The Company records stock-based compensation expense, calculated as the difference between the fair value of the common stock at each reporting period less the proceeds received, upon vesting of the restricted stock. Related stock-based compensation for the three months ended September 30, 2014 and 2013 was $15,794 and $2,040, respectively, and for the nine months ended September 30, 2014 and 2013 and the period from inception (August 29, 2011) through September 30, 2014 was $50,574, $5,280 and $80,554, respectively. All stock-based compensation relating to restricted stock was expensed to research and development. At September 30, 2014, 637,334 shares were vested and 16,000 shares remained unvested.

On May 20, 2013, in connection with Ignyta’s merger with Actagene, Ignyta issued 1,583,336 shares of restricted common stock in exchange for the cancellation of all of the outstanding shares of Actagene (see Note 3). In February of 2014, in connection with the termination of employment of an employee, the Company repurchased 400,000 restricted shares. Of the remaining restricted shares, approximately 1,000,000 shares were vested immediately and 183,336 are subject to vesting requirements based on future service. The shares vest over four years, with one-third having vested in February 2014 and the remaining unvested shares vesting over the next 36 months. Related stock-based compensation for the three months ended September 30, 2014 and 2013 was $21,927 and $0, respectively, and for the nine months ended September 30, 2014 and 2013 and the period from inception (August 29, 2011) through September 30, 2014 was $143,331, $0 and $143,331, respectively. All stock-based compensation relating to restricted stock was expensed to research and development. At September 30, 2014, 1,143,983 shares were vested and 39,353 shares remained unvested.

All of the foregoing restricted stock was exchanged for shares of Ignyta, Inc. common stock in connection with the Merger and for the Company’s common stock in connection with the Reincorporation Merger (see Note 2).

9. Warrants	On September 30, 2014, the Company issued two warrants to acquire an aggregate of up to 37,849 shares of its common stock in connection with the New Loan Agreement. The warrants both have an exercise price of $7.518 per share and are exercisable at the option of the holder, in whole or in part, at any time until September 30, 2021. The terms of such warrants provide for adjustments in the event of certain stock dividends, stock splits, recapitalizations, reclassifications and consolidations.

The Company valued the warrants at $208,400 in the aggregate using a binomial model with an exercise price of $7.518, risk free interest rate of 2.22%, volatility of 69.7%, and a useful life of 7 years. The entire amount was recorded as a debt discount on the related debt.

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

During 2012, the Company issued a warrant to purchase 8,334 shares of Series B Preferred Stock in connection with the Prior Loan Agreement (see Note 6). The exercise price of the warrant is $3.00 per share.

On February 27, 2013, the Company issued a warrant to purchase up to a number of shares of Series B Preferred Stock equal to 5% of the amount loaned under the Prior Loan Agreement on February 27, 2013 and thereafter, subject to adjustment as set forth in the warrant, including without limitation for stock combinations and splits (see Note 6). As a result, following the February 2013 and July 2013 advances under the Prior Loan Agreement, the warrant became exercisable for 16,667 shares of the Company’s Series B Preferred Stock. The exercise price of the warrant is $3.00 per share and the warrant expires February 27, 2020.

The exercise price of the warrants issued in conjunction with the 2012 and 2013 loan financings is protected against dilutive financing through the term of the warrants. Pursuant to ASC 815-15 and ASC 815-40, the fair value of the warrants was recorded as a derivative liability on the issuance dates.

Each of the warrants was valued at the grant date and at the end of each reporting period thereafter.

The Company revalued all of the warrants at the end of each reporting period, and the estimated fair value of the outstanding warrant liability was $155,500 and $47,000 at September 30, 2014 and 2013, respectively. The change in the estimated fair value of the derivative liability resulted in other expense of $26,100 for the nine month period ended September 30, 2014 and other income of $5,800 for the nine month period ended September 30, 2013.

The derivative liabilities were valued at their issuance dates and at the end of each reporting period using a binomial pricing model and the following weighted average assumptions:

	September 30, 2014	September 30, 2013
Expected volatility	67.3%	40.8%
Risk-free interest rate	1.84%	1.81%
Dividend yield	0.00%	0.00%
Remaining expected term of underlying securities (years)	5.32	6.32

10. Income Taxes	The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the book values of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards, deferred revenue and stock-based compensation. In assessing the potential for realization of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.

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

11. Commitments and Contingencies

Capital leases	On September 29, 2014, the Company entered into a capital lease agreement for the purchase of certain lab equipment. As of September 30, 2014, property held under the current capital lease was as follows:

September 30, 2014
Lab equipment	$170,000

170,000
Less accumulated depreciation and amortization	—

Total	$170,000

There was no depreciation expense recorded at September 30, 2014 with respect to such capital lease.

As of September 30, 2014, future minimum payments under all capital leases are as follows:

Twelve Months ending September 30,	Lease Payment
2015	$62,061
2016	62,061
2017	62,060

Total minimum payments	$186,182
Less amounts representing interest	(16,182)

Present value of net minimum payments	$170,000
Less current portion	(53,311)

Long-term capital lease obligations	$116,689

Operating leases	The Company leases office space under non-cancelable operating leases expiring on various dates through October 2019. Rent expense under those operating leases for the three months ended September 30, 2014 and 2013 was $131,202 and $41,414, respectively, and for the nine months ended September 30, 2014 and 2013, and for the period from inception (August 29, 2011) through September 30, 2014 was $288,344, $100,796 and $465,215, respectively.

The Company leases lab equipment under a non-cancelable operating lease that expires in March 2016. Monthly payments are $5,758. Rent expense under that operating lease for the three months ended September 30, 2014 and 2013 was $22,126 and $22,126, respectively, and for the nine months ended September 30, 2014 and 2013, and for the period from inception (August 29, 2011) through September 30, 2014 was $66,378, $38,494 and $126,998, respectively.

Future minimum lease payments required under the operating leases are as follows:

Twelve Months Ending September,
2015	$627,200
2016	776,500
2017	764,200
2018	787,100
2019	810,800
Thereafter	68,700

Total	$3,834,500

License agreements	On August 4, 2014, the Company entered into a license agreement with NMS granting the Company an exclusive license to its RXDX-103 and RXDX-104 development programs, and related intellectual property. Under the license agreement, the Company made an initial payment to NMS of $3.5 million in August 2014. The entire amount was expensed to research and development as no future benefit can be determined at this time. Tiered royalties in the mid-single digits to low double digits will be paid based upon aggregate annual net sales. The agreement also requires that the Company makes development and regulatory milestone payments to NMS of up to $102.0 million in the aggregate if specified clinical study initiations and regulatory approvals are achieved across multiple products or indications.

The Company has entered into a license agreement with NMS which became effective on November 6, 2013, whereby the Company obtained an exclusive license to the Company’s RXDX-101 and RXDX-102 product candidates, and related intellectual property. An initial payment of $7,000,000 was paid in November 2013. The entire amount was expensed to research and development in 2013 as no future benefit can be determined at this time. In addition, NMS was issued on November 6, 2013 a five year warrant to purchase 16,667 shares of our common stock at an exercise price per share of six dollars ($6.00). Tiered royalties in the low single digits to mid double digits will be paid based upon aggregate annual net sales. The agreement also requires that the Company makes development and regulatory milestone payments to NMS of up to $105.0 million in the aggregate if specified clinical study initiations and regulatory approvals are achieved across multiple products or indications.

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

Total reimbursements received during the three months ended September 30, 2014 and 2013 was $0 and $332, respectively, and for the nine months ended September 30, 2014 and 2013 and the period from inception (August 29, 2011) through September 30, 2014 was $0, $5,704 and $19,729, respectively. There was $0 in accounts receivable at September 30, 2014 and 2013, respectively. Total payments made during the three months ended September 30, 2014 and 2013 was $0 and $621, respectively, and for the nine months ended September 30, 2014 and 2013 and the period from inception (August 29, 2011) through September 30, 2014 was $1,165, $23,031 and $40,215, respectively.

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

On October 31, 2013, Ignyta Operating, Inc., a private Delaware corporation previously named “Ignyta, Inc.,” or Ignyta Operating, merged with and into IGAS Acquisition Corp., a wholly owned subsidiary of Ignyta, Inc., a Nevada corporation previously named “Infinity Oil & Gas Company,” or Ignyta, formerly a “shell company” under applicable rules of the Securities and Exchange Commission, or the SEC. Ignyta Operating survived the merger as a wholly owned subsidiary of Ignyta. In the merger, Ignyta acquired the business of Ignyta Operating and continued the business operations of Ignyta Operating. The merger is accounted for as a reverse merger and recapitalization, with Ignyta Operating as the acquirer and Ignyta as the acquired company for financial reporting purposes. As a result, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of Ignyta Operating and are recorded at the historical cost basis of Ignyta Operating, and the consolidated financial statements after completion of the merger will include the assets and liabilities of Ignyta and Ignyta Operating, the historical operations of Ignyta Operating and the operations of the combined enterprise of Ignyta and Ignyta Operating from and after the closing date of the merger. As a result of the accounting treatment of the merger and the change in Ignyta’s business and operations from a shell company to a precision oncology biotechnology company, a discussion of the past financial results of the shell company is not pertinent or material, and the following discussion and analysis of our financial condition and results of operations are based on Ignyta Operating’s financial statements.

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

We are a precision oncology biotechnology company dedicated to discovering or acquiring, then developing and commercializing, targeted new drugs for cancer patients whose tumors harbor specific molecular alterations. We are pursuing an integrated therapeutic and diagnostic, or Rx/Dx, strategy, where we anticipate pairing each of our product candidates with biomarker-based companion diagnostics that are designed to identify the patients who are most likely to benefit from the precisely targeted drugs we develop. Our current development plans focus on our lead product candidate: RXDX-101, a tyrosine kinase inhibitor directed to the Trk family tyrosine kinase receptors (TrkA, TrkB and TrkC), ROS1 and ALK proteins, which is in two Phase I/II clinical studies in molecularly defined patient populations for the treatment of solid tumors. We have entered into a license agreement with Nerviano Medical Sciences, S.r.l., or NMS, granting us exclusive global development and marketing rights to RXDX-101 which became effective in November 2013.

In August 2014, we entered into a second license agreement with NMS pursuant to which NMS granted us exclusive global development and marketing rights to RXDX-103, a development candidate stage inhibitor of the cell division cycle 7-related, or Cdc7, protein kinase and RXDX-104, a lead optimization stage program designed to inhibit the RET tyrosine kinase.

We also have our Spark discovery programs, which are directed to emerging oncology targets identified through mining of our database of information from proprietary and publicly available tumor samples, called Oncolome™. Our strategy is to leverage the biomarker insights that we gain through our genetic and epigenetic mining of our Oncolome database and the knowledge of cancer biology of our management and drug discovery team, with the goal of discovering or acquiring, validating, developing and commercializing a pipeline of novel product candidates for the treatment of cancer.

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

Research and development activities are central to our business model. Our research and development programs that we expect will be our focus in the immediate future consist of the development of RXDX-101, RXDX-103 and RXDX-104, and drug discovery activities for the development of our Spark discovery programs. All of those research and development programs are in the early stage, and since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect research and development costs relating to each of those programs to increase significantly for the foreseeable future. However, the successful development of any of those product candidates, or any others we may seek to pursue, is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates, or whether any of these product candidates will reach successful commercialization. We are also unable to predict when, if ever, any net cash inflows will commence from any of the product candidates we currently or may in the future pursue. This lack of predictability is due to the numerous risks and uncertainties associated with developing medicines, many of which, such as our ability to obtain approvals to market and sell those medicines from the U.S. Food and Drug Administration, or FDA, and other applicable regulatory authorities, are beyond our control, including the uncertainty of:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended September 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Three Months ended September 30,		Dollar change	% change
	2014	2013
		(in thousands)
Revenue	$—	$—	$—		%
Operating expenses:
Research and development	8,623	724	7,899	1,091
General and administrative	2,223	485	1,738	358
Loss from operations	(10,846)	(1,209)	(9,637)	797
Other income (expense)	143	(30)	173	577
Provision for income taxes	—	—	—	—

Net loss	$(10,703)	$(1,239)	$(9,464)	764%

Revenue. We recorded no revenue for the three months ended September 30, 2014 or the three months ended September 30, 2013.

Research and Development Expense. Research and development expense increased by approximately $7.9 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, an increase of 1,091%. The increase in research and development expenses was primarily attributable to the payment of the upfront license fee of $3.5 million to NMS for rights to our RXDX-103 and RXDX-104 product candidates, as well as an increase in activities relating to development of our RXDX-101 product candidate. We also incurred an increase between periods for personnel expenses related to hiring and engaging additional employees and consultants to help us advance our product candidates and facilities related expenses as a result of the expansion of our leased facilities space.

General and Administrative Expense. General and administrative expenses increased by approximately $1.7 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, an increase of 358%. The increase in general and administrative expenses was primarily attributable to increases in personnel, audit, legal and intellectual property costs, some of which resulted from activities relating to operating as a public company, and facilities related expenses as a result of the expansion of our leased facilities space.

Other Income (Expense). Other income increased by approximately $0.2 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, an increase of 577%. The increase in other income was primarily attributable to interest income earned on our available for sale securities, offset by increased interest owed under loan agreement with Silicon Valley Bank, or SVB, as well as the change in the fair value of the warrant liability associated with the warrants we issued to SVB.

Comparison of the Nine Months Ended September 30, 2014 and 2013

The following table summarizes our results of operations for the nine months ended September 30, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Nine Months ended September 30,		Dollar change	% change
	2014	2013
		(in thousands)
Revenue	$150	$—	$150	N/A
Operating expenses:
Research and development	14,381	1,945	12,436	639
General and administrative	6,018	1,389	4,629	333
Loss from operations	(20,249)	(3,334)	(16,915)	507
Other income (expense)	22	(60)	82	137
Provision for income taxes	5	2	3	150

Net loss	$(20,232)	$(3,396)	$(16,836)	496%

Revenue. We recorded revenue of $150,000 for the nine months ended September 30, 2014. We did not record any revenue for the nine months ended September 30, 2013. The increase was due to a one-time service-fee for research services conducted in the second quarter of 2014.

Research and Development Expense. Research and development expense increased by approximately $12.4 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, an increase of 639%. The increase in research and development expenses was primarily attributable to the payment of the upfront license fee of $3.5 million to NMS for rights to our RXDX-103 and RXDX-104 product candidates, as well as an increase in activities relating to development of our RXDX-101 product candidate. We also incurred an increase between periods for personnel expenses related to hiring and engaging additional employees and consultants to help us advance our product candidates and facilities related expenses as a result of the expansion of our leased facilities space.

General and Administrative Expense. General and administrative expenses increased by approximately $4.6 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, an increase of 333%. The increase in general and administrative expenses was primarily attributable to increases in personnel costs and investor relations, audit, legal and intellectual property costs, some of which resulted from activities relating to operating as a public company and completion of our March 2014 public offering of our common stock, and facilities related expenses as a result of the expansion of our leased facilities space.

Other Income (Expense). Other income increased by approximately $0.1 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, an increase of 137%. The increase in other income was attributable to interest income earned on our available for sale securities, offset by increased interest owed under our loan agreement with SVB, as well as the change in the fair value of the warrant liability associated with the warrants we issued to SVB.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, and through September 30, 2014, we have raised an aggregate of approximately $146 million to fund our operations, of which approximately $21 million was received from the incurrence of indebtedness under our September 2014 loan agreement with SVB (with approximately $11 million of such amount used to repay our then-existing loan with SVB), $55 million was received from our issuance and sale of our common stock in an underwritten public offering in March 2014, approximately $54 million was received from our issuance and sale of our common stock in two private placements in November 2013, approximately $6 million was received from our issuance and sale of our preferred stock and $10 million was received from the incurrence of indebtedness under our December 2013 loan agreement with SVB. As of September 30, 2014, we had also received a small amount of funding from our issuance of common stock upon the exercise from time to time of stock options, and from our issuance of common stock to our founders in August and September 2011. As of September 30, 2014, we had approximately $94.7 in cash, cash equivalents and available-for-sale securities, consisting of approximately $21.5 million in cash and cash equivalents and approximately $73.2 million in available-for-sale securities.

Amended and Restated Loan Agreement with SVB. On September 30, 2014, we entered into an amended and restated loan agreement with SVB under which we incurred $21 million of indebtedness, approximately $11 million of which was used to repay our then-existing loan with SVB. We also have an option to receive an additional $10 million loan tranche, which may be drawn down by us at any time prior to September 30, 2015, provided that we have initiated the Phase IIa portion of our ongoing, global Phase I/II clinical study of RXDX-101 and subject to other customary conditions for funding. We will be required to pay interest on the borrowings under the amended and restated loan agreement at a fixed, per-annum rate of 8.56% on a monthly basis through October 31, 2015. Thereafter, we will be required to repay the principal plus interest in 30 equal monthly installments. The number of months of interest-only payments and the number of months over which the principal will be amortized will each be increased by six months if the second loan tranche has been drawn down or we have raised net proceeds of at least $50 million through the offering of our equity securities, in each case prior to October 31, 2015. Further, the terms of the amended and restated loan agreement require that we make a final lump-sum payment of 3% of the principal amount of the loans thereunder. We may elect to prepay all amounts owed under either or both of the loan tranches prior to the maturity date therefor, provided that a prepayment fee is also paid, equal to 2% of the amount prepaid if the prepayment occurs prior to September 30, 2015, or 1% of the amount prepaid if the prepayment occurs thereafter.

Pursuant to the amended and restated loan agreement, we are bound by certain affirmative and negative covenants setting forth actions that we must and must not take during the term thereof. Upon the occurrence of an event of default under the amended and restated loan agreement, subject to cure periods for certain events of default, all amounts owed by us thereunder shall begin to bear interest at a rate of 11.56% and may be declared immediately due and payable by SVB. We have granted SVB a security interest in substantially all of our personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed to SVB under the amended and restated loan agreement. We have also agreed not to encumber any of our intellectual property without SVB’s prior written consent.

In connection with entering into the amended and restated loan agreement, we issued to SVB and its affiliate warrants to purchase an aggregate of 37,849 shares of our common stock. The warrants are exercisable immediately, have a per-share exercise price of $7.518 and have a term of seven years. If we draw down the second loan tranche, at that time we will issue to SVB and its affiliate additional warrants which will be exercisable immediately and have a term of seven years. Those warrants will be exercisable for an aggregate number of shares equal to $135,500 divided by the lower of (a) the trailing 10-day average of the closing price of our common stock on the Nasdaq Capital Market prior to the funding date of the second loan tranche and (b) the closing price of our common stock on the Nasdaq Capital Market on the funding date of the second loan tranche, at an exercise price equal to such divisor.

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

Private Placements. In November 2013, we entered into securities purchase agreements with accredited investors providing for the issuance and sale to such investors of an aggregate of 9,010,238 shares of our common stock in private placement transactions. All of the shares issued in the private placements were sold at a purchase price per share of $6.00, for aggregate gross proceeds of approximately $54.1 million and aggregate net proceeds, after deducting placement agent and other offering fees and expenses, of approximately $51.0 million.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months ended, September 30,
	2014	2013
	(in thousands)
Net cash (used in) operating activities	$(15,913)	$(3,298)
Net cash (used in) investing activities	(75,741)	(257)
Net cash provided by financing activities	61,381	1,008
Net decrease in cash and cash equivalents	$(30,273)	$(2,547)

Net Cash Used in Operating Activities. The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was approximately $15.9 million during the nine months ended September 30, 2014 compared to approximately $3.3 million during the nine months ended September 30, 2013. The increase in cash used in operating activities was driven primarily by our net loss.

Net Cash Used in Investing Activities. Net cash used in investing activities was approximately $75.7 million during the nine months ended September 30, 2014 compared to approximately $0.3 million during the nine months ended September 30, 2013. The cash used in investing activities was primarily the result of investments in available-for-sale securities and to a lesser extent purchases of fixed assets.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $61.4 million during the nine months ended September 30, 2014 compared to approximately $1.0 million during the nine months ended September 30, 2013. The cash provided by financing activities for the nine months ended September 30, 2014 was primarily the result of our September 2014 loan arrangement with SVB and our March 2014 public offering of common stock.

Funding Requirements

We expect our expenses to increase in connection with the ongoing development and manufacturing of RXDX-101, RXDX-103 and RXDX-104 and as we continue the research and development of our Spark discovery programs. In addition, if we obtain marketing approval for any of our product candidates in the future, which we anticipate would not occur for several years if at all, we expect we would then incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of any collaborators with whom we may engage. Further, we expect to incur additional costs associated with operating as a public company.

Even after giving effect to our September 2014 loan arrangement with SVB and our March 2014 and November 2013 common stock offerings, we expect to need to obtain additional funding in order to continue our operations and pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Any or all of those sources of funding may not be available when needed on acceptable terms or at all. Except for our conditional option to acquire a second loan tranche of $10 million from SVB, we do not have any committed external source of additional funds. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the ownership interest of existing equityholders will be diluted. Also, the terms of any additional equity securities that may be issued in the future may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing may not be available when needed and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or relationships with third parties when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we might otherwise prefer to develop and market ourselves. Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Caution on Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would,” or the negative of these terms or other comparable terminology. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the results of our research and development activities, including uncertainties relating to the discovery of potential product candidates and the preclinical and clinical testing of our product candidates; the early stage of our product candidates presently under development; our ability to obtain and, if obtained, maintain regulatory approval of our current product candidates, and any future product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate; our need for additional funds in order to pursue our business plan and the uncertainty of whether we will be able to obtain the funding we need; our ability to retain or hire key scientific or management personnel; our ability, with partners, to validate, develop and obtain regulatory approval of companion diagnostics for our product candidates; our ability to protect our intellectual property rights, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; our ability to develop successful sales and marketing capabilities in the future as needed; the size and growth of the potential markets for any of our product candidates, and the rate and degree of market acceptance of any of our product candidates; competition in our industry; the impact of healthcare reform legislation; regulatory developments in the United States and foreign countries; and other risks detailed under Part II—Item 1A—Risk Factors in this report and under “Part I—Item 1A—Risk Factors” in our most recent Annual Report on Form 10-K, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.

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

We are a development-stage biopharmaceutical company with a limited operating history. We have not generated any material revenue to date and are not profitable, and have incurred losses in each year since our inception. Our net loss for the year ended December 31, 2013 and the nine months ended September 30, 2014 was $14.2 million and $20.2 million, respectively. As of September 30, 2014, we had an accumulated deficit of $35.8 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are currently focused primarily on the development of our RXDX-101, RXDX-103, RXDX-104, and Spark programs, which we believe will result in our continued incurrence of significant research and development and other expenses related to those programs. If the clinical trials for any of our products fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of our product candidates, if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Even after giving effect to the proceeds received from our September 2014 loan arrangement with SVB and our March 2014 and November 2013 common stock offerings, we expect to require substantial additional capital for the further development and commercialization of our product candidates. Further, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue to expand the ongoing development of RXDX-101 and our other product candidates, and if we acquire rights to additional product candidates. For example, in February 2014 we submitted an IND to the FDA for RXDX-101, which IND became active with the FDA in March 2014. In July 2014, we initiated a new, global Phase I/II clinical trial of oral RXDX-101 in adult patients with metastatic cancer detected to be positive for relevant molecular alterations. We anticipate that this clinical trial will involve clinical sites in the United States, Europe, and Asia.

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

On September 30, 2014, we entered into an amended and restated loan agreement with SVB under which we incurred $21 million of indebtedness, approximately $11 million of which was used to repay our then-existing loan with SVB. We also have an option to receive an additional $10 million loan tranche, which may be drawn down by us at any time prior to September 30, 2015, provided that we have initiated the Phase IIa portion of our ongoing, global Phase I/II clinical study of RXDX-101 and subject to other customary conditions for funding. We will be required to pay interest on the borrowings under the amended and restated loan agreement at a fixed, per-annum rate of 8.56% on a monthly basis through October 31, 2015. Thereafter, we will be required to repay the principal plus interest in 30 equal monthly installments. The number of months of interest-only payments and the number of months over which the principal will be amortized will each be increased by six months if the second loan tranche has been drawn down or we have raised net proceeds of at least $50 million through the offering of our equity securities, in each case prior to October 31, 2015. Further, the terms of the amended and restated loan agreement require that we make a final lump-sum payment of 3% of the principal amount of the loans thereunder. We may elect to prepay all amounts owed under either or both of the loan tranches prior to the maturity date therefor, provided that a prepayment fee is also paid, equal to 2% of the amount prepaid if the prepayment occurs prior to September 30, 2015, or 1% of the amount prepaid if the prepayment occurs thereafter.

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

We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Additionally, the amended and restated loan agreement contains various covenants, including an obligation to deliver to SVB certain financial and insurance information and comply with certain notice requirements, and covenants that restrict our ability, without SVB’s prior consent, to: incur certain additional indebtedness, enter into certain mergers, acquisitions or other business combination transactions, or incur any non-permitted lien or other encumbrance on our assets. Any failure by us to comply with any of those covenants, subject to certain cure periods, or to make all payments under the amended and restated loan agreement when due, would cause us to be in default. In the event of any such default, SVB may be able to declare all borrowed funds, together with accrued and unpaid interest, immediately due and payable, thereby potentially causing all of our available cash to be used to repay our indebtedness or forcing us into bankruptcy or liquidation if we do not then have sufficient cash available. Any such event or occurrence could severely and negatively impact our operations and prospects.

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

We are not aware of any present intention of any of our executive officers or other members of management to leave our company. However, our industry tends to experience a high rate of turnover of management personnel and our personnel are generally able to terminate their relationships with us on short notice. All of our employment arrangements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. Additionally, several members of our scientific team are consultants rather than employees, and could terminate their consulting relationships with us at any time or with short notice, depending on the terms of their respective consulting agreements with us. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior and mid-level managers as well as junior and mid-level scientific and medical personnel.

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

To date, we have invested significant efforts in the acquisition of four drug programs from NMS. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize RXDX-101, with RXDX-102 as a back-up compound in case the development of RXDX-101 is not successful, RXDX-103 and RXDX-104. Our business depends entirely on the successful development, clinical testing and commercialization of these and any other product candidates we may seek to develop in the future, which may never occur.

Before we could generate any revenues from sales of our lead product candidates, we must complete the following activities for each of them, any one of which we may not be able to successfully complete:

•	conduct substantial clinical development;

•	manage clinical, preclinical and manufacturing activities;

•	achieve regulatory approvals;

•	establish manufacturing relationships for the supply of the applicable product candidate;

•	build a commercial sales and marketing team, if we choose to market any such product ourselves, or enter into a collaboration to access sales and marketing functions;

•	develop and implement marketing strategies;

•	develop and/or work with third-party collaborators to develop companion diagnostics and conduct clinical testing and achieve regulatory approvals for those companion diagnostics; and

•	invest significant additional cash in each of the above activities.

If the results of our ongoing RXDX-101 Phase I/II clinical trials are not successful, we may not be able to use those results as the basis for advancing the product candidate into further clinical development. In that case, we may not have the resources to conduct new clinical trials, and/or we may determine that further clinical development of this product candidate is not justified and may decide to discontinue the program. If the results of preclinical testing for RXDX-103 or RXDX-104 are not successful, we may not be able to use those results as the basis for advancing the product candidate into further development. If studies of our product candidates produce unsuccessful results and we are forced or elect to cease their development, our business and prospects could be substantially harmed, particularly if the product candidates for which development has ceased are at the clinical development stage.

Preclinical and clinical testing of our lead product candidates that has been conducted to date may not have been performed in compliance with applicable regulatory standards, which could lead to increased costs or material delays for their further development.

We have only recently licensed the rights to develop our product candidates from NMS, and the development of those product candidates prior to our licenses was conducted wholly by NMS or any third parties with which it had contracted. As a result, we were not involved with nor did we have any control over any of those development activities. In addition, with respect to RXDX-104, we will not assume control over development activities until the earlier of December 31, 2014 or the identification by NMS of a lead development candidate. Because we had no input on NMS’s development activities relating to these product candidates, we may discover that all or certain elements of the trials and studies performed by NMS have not been in compliance with applicable regulatory standards or have otherwise been deficient. For instance, the development of each of these product candidates to date has been conducted only in Europe. As a result, although we may find that those studies meet the standards of applicable European regulatory bodies, the structure and design of those clinical trials and preclinical studies may not meet applicable FDA standards to allow immediate further development of those product candidates in the United States, and also may not meet the standards of applicable regulatory authorities in any non-European foreign country in which we desire to pursue marketing approval for these product candidates. If the studies conducted by NMS are not in full compliance with applicable regulatory standards or are otherwise not eligible for continued development in the United States, then we may be forced to conduct new studies in order to progress their development, which we may not have the funding or other resources to complete and which would severely delay any of our development plans for these product candidates. Any such deficiency in the prior development of these product candidates would significantly harm our business plans and prospects.

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

Although there are two clinical trials ongoing for RXDX-101, we may experience delays in pursuing those or any other clinical or preclinical studies. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining regulatory approval to commence a trial;

•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining approval from an independent institutional review board, or IRB, at each trial site;

•	enrolling suitable patients to participate in a trial;

•	developing and validating companion diagnostics on a timely basis, and utilizing such companion diagnostics on an effective and timely basis;

•	changes in formulation, dosing or administration regimens;

•	having patients complete a trial or return for post-treatment follow-up;

•	clinical sites deviating from the trial protocol or dropping out of a trial;

•	regulators instituting a clinical hold due to observed safety findings;

•	adding new clinical trial sites; or

•	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board for the trial, if applicable, or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we were to experience delays in the completion of, or suspension or termination of, any clinical trial for our product candidates, the commercial prospects of the product candidate would be harmed, and our ability to generate product revenues from the product candidate would be delayed or eliminated. In addition, any delays in completing clinical trials would increase our costs, slow down our product candidate development and approval process and jeopardize regulatory approval of the product candidate. The occurrence of any of these events could harm our business, financial condition and prospects significantly.

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

Patient enrollment for any of our clinical trials may also be affected by other factors, including without limitation:

•	the severity of the disease under investigation;

•	the frequency of the molecular alteration we are seeking to target in the applicable trial, and the ability to effectively identify such alterations;

•	the willingness of clinical sites and principal investigators to subject candidate patients to molecular screening;

•	the eligibility criteria for the study in question;

•	the perceived risks and benefits of the product candidate under study;

•	the availability of other treatment options;

•	the extent of the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	the proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials would likely result in increased development costs for our product candidates, and we may not have or be able to obtain sufficient cash to fund such increased costs when needed, which could result in the further delay or termination of the trials.

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

We expect to rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our preclinical studies and clinical trials or for commercial sale. We do not have, nor do we expect to enter, any agreements for the production of these raw materials, and we do not expect to have any control over the process or timing of our manufacturers’ acquisition of raw materials needed to produce our product candidates. Any significant delay in the supply of a product candidate or the raw material components thereof for an ongoing preclinical study or clinical trial due to a manufacturer’s need to replace a third-party supplier of raw materials could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. Additionally, if our manufacturers or we are unable to purchase these raw materials to commercially produce any of our product candidates that gain regulatory approval, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

We could be subject to product liability lawsuits if any product candidate we develop allegedly causes injury or is found to be otherwise unsuitable for human use during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts or other laws. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our markets and our business would be harmed.

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

Our license agreements with NMS grant us an exclusive, worldwide license under a portfolio of patents and patent applications directed to the RXDX-101, RXDX-102, RXDX-103 and RXDX-104 composition of matter. The composition of matter patents in the United States expire in 2029 for the issued patent relating to RXDX-101, in 2028 for the issued patent relating to RXDX-102, in 2027 for the issued patent relating to RXDX-103 and in 2033 for any patents that may issue from the patent applications relating to RXDX-104. While patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend our patent exclusivity for any of these product candidates, the applicable patents may not meet the specified conditions for eligibility for any such term extension and, even if eligible, we may not be able to obtain any such term extension. Further, because filing, prosecuting and enforcing patents in multiple jurisdictions can be expensive, we may elect to pursue patent protection relating to our product candidates in only certain jurisdictions. As a result, competitors would be permitted to use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, any of which could compete with our product candidates.

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

A third party may hold intellectual property, including patent rights, that are important or necessary to the development of our product candidates, in which case we would need to obtain a license from that third party or develop a different formulation of the product candidate that does not infringe upon the applicable intellectual property, which may not be possible. Additionally, we may identify product candidates that we believe are promising and whose development and other intellectual property rights are held by third parties. In such a case, we may desire to seek a license to pursue the development of those product candidates, as we have done with the product candidates we licensed from NMS. Any license that we may desire to obtain or that we may be forced to pursue may not be available when needed on commercially reasonable terms or at all. Any inability to secure a license that we need or desire could have a material adverse effect on our business, financial condition and prospects.

The patent protection covering some of our product candidates may be dependent on third parties, who may not effectively maintain that protection.

While we expect that we will generally seek to gain the right to fully prosecute and maintain any issued patents and pending patent applications covering product candidates we may in-license from third-party owners, there may be instances when the prosecution and maintenance of issued patents and pending patent applications that cover our product candidates remain controlled by our licensors. For instance, NMS has retained certain patent prosecution and maintenance rights under our license agreements relating to RXDX-101, RXDX-102, RXDX-103 and RXDX-104. If any of our current or future licensing partners that retain the right to prosecute and maintain patents and pending patent applications covering the product candidates we license from them fail to appropriately prosecute and maintain that patent protection, we may not be able to prevent competitors from developing and selling competing products or practicing competing methods and our ability to generate revenue from any commercialization of the affected product candidates may suffer.

We will need to grow the size of our organization, and we may experience difficulties in managing any growth we may achieve.

As of November 1, 2014, we had 49 employees, 45 of whom were full-time and four of whom were part-time. As our development and commercialization plans and strategies develop, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

The price for our common stock currently is, and is likely to continue to be, highly volatile, and could be subject to wide fluctuations. That price fluctuation could be in response to various factors, some of which may be beyond our control. These factors are discussed in this “Risk Factors” section, and elsewhere in this Quarterly Report on Form 10-Q, as well as in the “Risk Factors” and other sections of our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. These factors include, without limitation:

•	the product candidates we seek to pursue, and our ability to obtain rights to develop, commercialize and market those product candidates;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial or development program;

•	actual or anticipated adverse results or delays in our clinical trials;

•	our failure to successfully commercialize our product candidates, if approved;

•	unanticipated serious safety concerns related to the use of any of our product candidates;

•	adverse regulatory decisions;

•	additions or departures of key scientific or management personnel;

•	changes in laws or regulations applicable to our product candidates, including without limitation clinical trial requirements for approvals;

•	disputes or other developments relating to patents and other proprietary rights and our ability to obtain patent protection for our product candidates;

•	our dependence on third parties, including CROs and contract manufacturers, as well as our potential partners that produce companion diagnostic products;

•	failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;

•	actual or anticipated variations in quarterly operating results, liquidity or other indicators of our financial condition;

•	failure to meet or exceed the estimates and projections of the investment community;

•	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	introduction of new products offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our ability to maintain an adequate rate of growth and manage such growth;

•	issuances of debt or equity securities;

•	sales of our common stock by us or our stockholders in the future, or the perception that such sales could occur;

•	trading volume of our common stock;

•	ineffectiveness of our internal control over financial reporting or disclosure controls and procedures;

•	general political and economic conditions;

•	effects of natural or man-made catastrophic events; and

•	other events or factors, many of which are beyond our control.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of November 1, 2014, a total of 19,580,769 shares of our common stock were outstanding. Of those shares, approximately 16,110,767 were freely tradable, without restriction, in the public market. Such shares represented 82.3% of our outstanding shares of common stock as of that date. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of November 1, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 29.3% of our outstanding voting stock (which includes shares they had the right to acquire within 60 days). Accordingly, our directors and executive officers and large stockholders have significant influence over our affairs due to their substantial ownership coupled with the positions of some of these stockholders on our management team, and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership in our Board of Directors and management team and certain other large stockholders may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated May 7, 2013, by and between Ignyta, Inc. and Actagene Oncology, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

2.2	Agreement and Plan of Merger and Reorganization, dated October 31, 2013, by and among Ignyta, Inc. (then known as Infinity Oil & Gas Company), IGAS Acquisition Corp., and Ignyta, Inc. (then known as Ignyta Operating, Inc.) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

2.3	Agreement and Plan of Merger, dated June 12, 2014, by and among Ignyta, Inc. (then known as Ignyta Operating, Inc.), and its parent entity Ignyta, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

3.1	Second Amended and Restated Certificate of Incorporation of Ignyta, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

3.2	Amended and Restated Bylaws of Ignyta, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

4.2	Warrant to Purchase Stock, issued to Silicon Valley Bank on June 25, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

4.3	Warrant to Purchase Stock, issued to Silicon Valley Bank on February 27, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

4.4	Warrant to Purchase Common Stock, dated November 6, 2013, issued to Nerviano Medical Sciences S.r.l. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2013).

4.5	Warrant to Purchase Stock, issued to Silicon Valley Bank on September 30, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2014).

4.6	Warrant to Purchase Stock, issued to Life Science Loans, LLC on September 30, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2014).

10.1*	License Agreement, dated August 4, 2014, by and between the Company and Nerviano Medical Sciences, S.r.l. (portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the SEC).

10.2	Second Amended and Restated Loan and Security Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a –14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a –14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Description of Exhibit

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGNYTA, INC.

Date: November 7, 2014	By:	/s/ Jonathan E. Lim, M.D.
Jonathan E. Lim, M.D. President and Chief Executive Officer