Form 10-Q/A
period 2014-09-30
Ignyta, Inc.
filed 2015-01-30
CIK 1557421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Ignyta, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (the “Original Form 10-Q”). This Amendment is being filed solely to re-file Exhibit 10.1 (the “Exhibit”) to the Original Form 10-Q in response to comments the Company received from the Securities and Exchange Commission (the “SEC”) on a confidential treatment request the Company made for certain portions of the Exhibit. The Exhibit, as re-filed, includes certain portions that had previously been redacted pursuant to the Company’s request for confidential treatment. Nothing in the Form 10-Q is being amended other than the re-filing of the Exhibit as described above.

In addition, as required by Rule 12b–15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment should be read in conjunction with the Original Form 10-Q and the Company’s other filings with the SEC. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-Q with the SEC on November 7, 2014 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-Q.

Item 6. Exhibits

The following documents are filed as part of this Amendment:

Exhibit Number	Description

10.1	License Agreement, dated August 4, 2014, by and between the Company and Nerviano Medical Sciences, S.r.l. (portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the SEC).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. §1350, as adopted).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGNYTA, INC.

Date: January 30, 2015	By:	/s/ Jonathan E. Lim, M.D.
Jonathan E. Lim, M.D. President and Chief Executive Officer