Form 10-K
period 2014-12-31
Ignyta, Inc.
filed 2015-03-12
CIK 1557421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36344

Ignyta, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-3174872
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11111 Flintkote Avenue San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

(858) 255-5959

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $146.5 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $9.09 per share.

The number of outstanding shares of the registrant’s common stock, par value 0.0001 per share, as of December 31, 2014 was 19,584,769.

IGNYTA, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2014

i

PART I

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve substantial risks and uncertainties. These forward looking statements include, but are not limited to, statements about:

•	the results of our research and development activities, including uncertainties relating to the discovery of potential product candidates and the preclinical and clinical testing of our product candidates;

•	the early stage of our product candidates presently under development;

•	our ability to obtain and, if obtained, maintain regulatory approval of our current product candidates, and any of our future product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;

•	our need for substantial additional funds in order to pursue our business plan and the uncertainty of whether we will be able to obtain the funding we need;

•	our ability to retain or hire key scientific or management personnel;

•	our ability, alone or together with partners, to validate, develop and obtain regulatory approval of companion diagnostics for our product candidates;

•	our ability to protect our intellectual property rights, including patent and other intellectual property rights;

•	our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators;

•	our ability to develop successful sales and marketing capabilities in the future as needed;

•	the size and growth of the potential markets for any of our product candidates, and the rate and degree of market acceptance of any of our product candidates;

•	competition in our industry;

•	the impact of healthcare reform legislation; and

•	regulatory developments in the United States and foreign countries.

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

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for our product candidates, including data regarding the estimated size of markets for oncology therapeutics and the incidence of certain medical conditions, statements that certain drugs, classes of drugs or dosages are widely prescribed in the United States or other markets, statements regarding the perceptions and preferences of patients and physicians regarding certain therapies and other prescription, prescriber and patient data, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

We have registered trademarks for Ignyta®, Methylome®, and Trailblaze®, and have pending trademark applications for Actagene™, Ignyta™, the Ignyta logo and design, Methylome™, Oncolome™ and Trailblaze™. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owner.

As used in this Annual Report on Form 10-K, unless the context indicates or otherwise requires, “Ignyta,” “our company,” “we,” “us,” and “our” refer to Ignyta, Inc., a Delaware corporation. On October 31, 2013, Ignyta, then known as Ignyta Operating, Inc., merged with and into IGAS Acquisition Corp., a wholly-owned subsidiary of Ignyta, Inc., or Parent, a Nevada corporation previously named Infinity Oil & Gas Company. On June 12, 2014, Parent merged with and into Ignyta, with Ignyta surviving the merger and changing its name to Ignyta, Inc.

Item 1. Business

Corporate Overview

General

Infinity Oil & Gas Company, or Parent, was incorporated under the laws of the State of Nevada on August 21, 2012. Ignyta was incorporated under the laws of the State of Delaware on August 29, 2011, with the name “NexDx, Inc.” On October 31, 2013, IGAS Acquisition Corp, a wholly owned subsidiary of Parent, merged with and into Ignyta, and Ignyta survived the merger and became the wholly owned subsidiary of Parent. Upon the closing of the merger, Parent ceased to be a “shell company” under applicable rules of the SEC. In connection with the merger, Parent changed its name to “Ignyta, Inc.” and Ignyta changed its name to “Ignyta Operating, Inc.”

On October 31, 2013, Parent effected a 100-to-one reverse stock split of its issued and outstanding shares of common stock, and all share information in this Annual Report on Form 10-K with respect to Parent gives retroactive effect to that reverse stock split.

On October 31, 2013, in connection with the closing of the merger, (i) all then-outstanding shares of each series of Ignyta’s preferred stock were voluntarily converted into shares of Ignyta’s common stock in accordance with Ignyta’s certificate of incorporation, and (ii) Ignyta effected a three-to-one reverse stock split of its issued and outstanding shares of capital stock. All share information in this Annual Report on Form 10-K with respect to Ignyta’s capital stock gives retroactive effect to that reverse stock split.

Concurrent with the closing of the merger, Parent abandoned its pre-merger business plan in the oil and gas industry, and we now solely pursue the business of Ignyta in the oncology drug development industry.

On June 12, 2014, Parent merged with and into Ignyta, with Ignyta surviving the merger and changing its name to Ignyta, Inc. The following discussion describes our current business.

Emerging Growth Company, Smaller Reporting Company Status and Accelerated Filer Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, establishes a class of company called an “emerging growth company,” which generally is a company whose initial public offering was completed after December 8, 2011 and had total annual gross revenues of less than $1 billion during its most recently completed fiscal year. We currently qualify as an emerging growth company. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, which was on February 15, 2013; (ii) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under applicable SEC rules. We expect that we will remain an emerging growth company for the foreseeable future, but cannot retain our emerging growth company status indefinitely and will no longer qualify as an emerging growth company on or before December 31, 2018.

Additionally, Section 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, establishes classes of companies called “smaller reporting companies” and “accelerated filers.” A smaller reporting company generally is a company with a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is $0, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available. An accelerated filer generally is a company with a public float of $75 million or more, but less than $700 million, as of the last business day of its most recently completed second fiscal quarter, has been subject to the public reporting requirements of section 13(a) or 15(d) of the Exchange Act for at least 12 months and has filed at least one annual report pursuant to section 13(a) or 15(d) of the Exchange Act. We currently qualify as an accelerated filer. However, because we qualified as a smaller reporting company until December 31, 2014, under SEC rules we are permitted to take advantage of reporting requirements applicable to a smaller reporting company for this Annual Report on 10-K.

We are eligible to take advantage of certain extended accounting standards and exemptions from various reporting requirements that are not available to public reporting companies that are not emerging growth companies or smaller reporting companies, including without limitation the following:

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

We expect that we will take advantage of these reduced disclosure obligations for as long as they are available to us.

Business Overview

We are a precision oncology biotechnology company dedicated to discovering or acquiring, then developing and commercializing, targeted new drugs for cancer patients whose tumors harbor specific molecular alterations. We are pursuing an integrated drug and diagnostic, or Rx/Dx, strategy, where we anticipate pairing each of our product candidates with biomarker-based companion diagnostics, developed by us or by third parties with which we may partner, that are designed to identify the patients that are most likely to benefit from the use of the drugs we may develop. Our current development plans focus on two product candidates: entrectinib, formerly called RXDX-101, a tyrosine kinase inhibitor directed to the Trk family tyrosine kinase receptors (TrkA, TrkB and TrkC), ROS1 and ALK proteins, which is in two Phase I/II clinical studies in molecularly defined patient populations for the treatment of solid tumors; and RXDX-103, a development program targeting the cell division cycle 7-related, or CDC7, protein kinase.

A kinase is a type of enzyme that catalyzes the transfer of phosphate groups from high-energy, phosphate-donating molecules to specific other molecules, called substrates. Tyrosine kinases transfer phosphate groups from adenosine triphosphate (ATP) to cellular proteins and can function as an “on/off” switch for cellular functions, including cancer signaling. Cell division is partly driven by protein kinases that regulate progression through the various phases of the cell division cycle.

We acquired exclusive global development and marketing rights to entrectinib under a license agreement with Nerviano Medical Sciences S.r.l., or NMS, that became effective in November 2013, and we acquired exclusive global development and marketing rights to RXDX-103 under a license agreement with NMS that became effective in August 2014.

We are also pursuing our Spark discovery-stage programs, directed to emerging oncology targets.

We currently have no products that have obtained marketing approval in any jurisdiction. We have not generated any material revenues since inception and do not expect to do so in the foreseeable future due to the early stage nature of our current product candidates. We had net losses for the year ended December 31, 2014 of $40.0 million, and we had an accumulated deficit as of December 31, 2014 of $55.6 million.

In May 2013, we acquired Actagene Oncology, Inc., or Actagene, a discovery stage precision medicine company applying genomic insights to discover new biomarkers and targets for cancer therapeutics. With the acquisition of Actagene we added important members to our management and drug discovery team, which is utilizing multi-omic analysis to discover and understand genes and related processes that are inappropriately activated in tumors. Our current focus is to identify genes and pathways that are altered in tumors of interest and to then acquire or develop drugs that target the proteins encoded by those genes or involved in those processes and test those drugs in precise patient populations who have the underlying molecular alteration that our product candidates seek to address. To identify molecular alterations that drive cancers, we mine tumor repositories to seek molecular alterations that are common across cancers.

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

We currently pursue a two-pronged strategy to leverage the biomarker insights that we have gained, as well as the knowledge of cancer biology of our management and drug discovery team. In the first case, when we identify a molecular alteration that is driving the growth of tumors in cancers of interest and if there is already a company(ies) developing a product candidate(s) that targets that specific driver, we plan to seek to in-license what we believe to be the most promising or most advanced product candidate(s) available for licensing. This approach is exemplified by our in-licenses of entrectinib from NMS in November 2013 and RXDX-103 from NMS in August 2014. We believe that entrectinib is one of the most clinically advanced inhibitors of TrkA, TrkB and TrkC, three targets that we believe to be activating alterations in several cancers with a substantial unmet medical need. Entrectinib also has been observed to have potent activity against ROS1, another cancer target against which there are no approved products, and ALK, a clinically and commercially validated oncology target. We believe that our RXDX-103 program is one of the most advanced programs targeting the CDC7 protein kinase, which we believe to be deregulated in several cancers, potentially including some of those that we may target with entrectinib. We believe that each of these agents has the potential to be a first-in-class drug against important molecular targets that are driving alterations in various cancers. A variation on this approach would be to in-license a promising product candidate that has not been developed as a specifically-targeted agent, then utilize the expertise of our team to identify specific patient-selection hypotheses using biomarkers.

In the second case, when we identify an activating molecular alteration that drives the growth of tumors in cancers of interest and there is no known company(ies) developing a suitable product candidate(s) that targets that specific driver, we plan to seek to initiate target validation and drug discovery activities against that molecular target. This approach is exemplified by our Spark programs. To date, we have identified multiple molecular targets that appear to be commonly altered in different cancer tissues. To our knowledge, no other commercial entity is currently developing clinical-stage product candidates that are specifically directed to these molecular targets. We have prioritized several of these targets and have initiated target validation and drug discovery activities against some of them.

Our ability to identify innovative cancer targets and develop drugs against them is enabled by, and dependent on, a set of essential capabilities and the experience of our drug discovery and management team. Key aspects of our core drug discovery capabilities include the ability to perform x-ray crystallography on protein targets, conduct in silico structure-based drug design and run virtual chemistry screens. Once compounds with activity against our target have been identified by those or other tests and procedures, our drug discovery and scientific team further pursues the drug development process. The members of our team have significant experience in medicinal chemistry, lead optimization, ADME & PK (the study of absorption, distribution, metabolism, excretion, and pharmacokinetics), preclinical development and clinical development, and have collectively led or contributed to the development of multiple drugs approved by the U.S. Food and Drug Administration, or the FDA, including several cancer therapeutics. In addition, we have a laboratory registered under the Clinical Laboratory Improvement Amendments of 1988, or CLIA. Our personnel use their expertise and our laboratory facilities with the goal of developing biomarker-based molecular assays to precisely define the patient populations in which we would test our product candidates, screen patients for enrollment in our clinical trials and potentially perform commercial companion diagnostic testing should any of our product candidates and the associated companion diagnostic obtain marketing approval.

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

Cancer is the second leading cause of death in the United States, exceeded only by heart disease. The American Cancer Society, or ACS, estimated that, in 2014, there would be approximately 1.6 million new cases of cancer and approximately 580,000 deaths from cancer in the United States. The World Health Organization estimated that 8.2 million people worldwide died of cancer in 2012. According to ACS data, lung, colon and rectal, breast and prostate cancer are the most prevalent cancers in the United States.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. A cancer patient often receives treatment with a combination of these methods. Surgery and radiation therapy are particularly effective when the disease is localized. Physicians generally use drug therapy when the cancer has spread beyond the primary site or cannot otherwise be treated through surgery. The goal of drug therapy is to damage and kill cancer cells or to interfere with the molecular and cellular processes that control the development, growth and survival of cancer cells. In many cases, drug therapy entails the administration of several different drugs in combination. Over the past several decades, drug therapy has been evolving from non-specific drugs that kill both healthy and cancerous cells, to drugs that target specific molecular pathways involved in cancer and, more recently, to therapeutics that target specific activating alterations that are the “drivers” of cancer.

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

Targeted Therapies. The next approach to pharmacological cancer treatment was to develop drugs, referred to as targeted therapeutics, that target specific biological molecules in the human body that play a role in rapid cell growth and the spread of cancer. Targeted therapeutics are designed to preferentially kill cancer cells and spare normal cells, to improve efficacy and minimize side effects. The drugs are designed to attack either a target that causes uncontrolled growth of cancer cells because of either a specific genetic alteration primarily found in cancer cells but not in normal cells, or a target on which cancer cells are more dependent for their growth than normal cells. These drugs focus on eradicating processes that help the cancer cell survive, but not on the oncogenes, which are the drivers or cause of the cancer itself.

Oncogene-Targeted Therapies. A third approach to pharmacological cancer treatment is to develop drugs that affect the drivers that cause uncontrolled growth of cancer cells because of a specific activating molecular alteration. In some cases these agents may be initially identified as targeted therapeutics without knowledge, at the time of development, of the underlying genetic change causing the disease. One primary shortcoming of this approach is that historically it has not been pursued systematically, but rather has tended to follow a conventional trial and error approach to drug discovery. Clinical development of oncogene-targeted therapies has involved the treatment of large populations from which a defined subpopulation that responds to treatment is identified through post-hoc analysis, after the trial has been completed. As a result, this approach can be time-consuming and costly, with success often uncertain.

Strategy

Our goal is to become a leading precision oncology biotechnology company by developing the next generation of therapeutics that treat cancer by targeting specific oncogenic activating molecular alterations and the corresponding patient populations. We believe our competitive advantage lies at the nexus of our two fundamental approaches: (1) a bottom up, data driven, unbiased, genome-wide multi-omics (e.g., DNA sequence, DNA methylation, RNA expression and protein expression) approach to mining extensive tumor data to identify activating alterations and their key biomarkers; and (2) a top down “drug hunter” approach of applying our senior scientific leadership team’s many decades of successful cancer drug discovery and development experience. Key elements of our strategy are to:

•	Utilize public and proprietary sources of tumor samples and cancer data so that we are informed by a rich knowledge base. We have assembled a proprietary database of hundreds of tumor samples from primary human tumors from multiple solid tissues and hematological cancers. We supplement our proprietary database of tumor data by electronically integrating publicly available databases of tumor data. The combined database, with data from tens of thousands of tumor samples, is called Oncolome. Oncolome consists of elements such as DNA sequences, gene copy number variants, and RNA transcript levels. This database also contains information on patient characteristics (such as age, gender, diagnosis and treatments) and, in some cases, analysis from such patients of ex-vivo chemosensitivity of their tumor cells to approved anticancer agents. We apply disciplined bioinformatic mining strategies and biostatistical algorithms to the data available in our Oncolome database, with the goal of identifying non-obvious trends and biomarkers that indicate activating alterations that drive cancer biology.

•	Apply a multi-omics approach to discover activating molecular alterations that drive cancer biology. We believe that genetic insight can be very valuable in understanding cancer biology, but that the exploration of biological factors in addition to genetics can provide a more comprehensive understanding of the precise activating molecular alterations that drive oncogenicity. Thus, we sometimes explore epigenetic phenomena, such as DNA methylation patterns, in addition to DNA sequencing and transcript counting. Our team has identified potential cancer targets that are marked by epigenetic alterations that we may not have identified had we applied a genetic approach alone.

•

Leverage deep cancer biology expertise and systems biology understanding to identify the specific role of activating alterations. Our senior scientific leadership team has been involved with the discovery or development of multiple approved cancer drugs and has extensive experience with the pathways involved with tumor growth. We have applied, and will continue to apply, this knowledge, along with software and other tools, to gain insight into relevant biomarkers. We believe that this approach could expose unique druggable targets that are actually distinct from the specific biomarkers or activating alterations that characterize the cancer of interest.

•	Deploy drug design tools to develop small molecule inhibitors of activating targets. Our team has extensive experience with x-ray crystallography, structure-based drug design and virtual screening, in addition to more traditional chemistry screening methods and medicinal chemistry. We believe that by using these tools, we can more efficiently discover novel chemical series that bind to and inhibit our protein targets without incurring the expense of developing and maintaining a large chemical library and automated high throughput screening infrastructure.

•	Employ a capital-efficient drug development team. The members of our development leadership team have served in positions at global pharmaceutical organizations, and importantly, each has also worked productively in resource-constrained environments, such as at start-up biotechnology companies. Key members of our team have also led critical disciplines such as chemistry, ADME & PK, and clinical development of approved products. This set of diverse experiences provides our team not only with the knowledge of how to develop novel product candidates, but the ability to do so in a capital-efficient fashion.

•	Test our product candidates in the patients who we believe are most likely to derive benefit. We plan to use biomarkers both to identify the activating molecular alterations that represent the drug targets that we wish to pursue, and to precisely define the patient populations in which we would test those product candidates. If our product candidates demonstrate a therapeutic benefit in those specific molecularly defined patients, then, provided that we are able to complete appropriate clinical trials and obtain regulatory approvals for those product candidates, we intend to use biomarkers to inform physicians which patients are strong candidates to be prescribed the applicable drugs.

•	Develop, or pursue relationships with third parties to develop, companion diagnostics to assist in identifying appropriate patients for any product candidates we are able to successfully commercialize. We believe that the availability of high quality companion diagnostics is essential to formalize biomarker discovery and utilization into a platform that can be used by regulators, physicians, payers and, most importantly, patients themselves, to facilitate administration of the applicable therapeutics to the most appropriate patients. A companion diagnostic is a test or measurement that evaluates the presence of biomarkers in a patient, which information can then assist physicians in selecting the specific drugs or treatments that may be most effective for that patient. We believe that any companion diagnostics that we develop through our laboratory facilities and related personnel, or that third parties develop through relationships with us, could be used to select patients for late stage clinical testing, to inform regulators precisely which patients should be indicated for access to the therapeutics, to advise physicians and patients which individuals are good candidates for treatment with the therapeutics, and to guide payers as to the value the therapeutics provide to well-defined patients and the circumstances under which the therapeutics should be reimbursed.

•	In-license development candidates that meet our strict criteria. In some instances, the most promising oncogenic activating gene alteration targets that we identify through our analyses may be the subject of a compound already in development with potent activity against the target. In these cases, we may attempt to in-license such compounds if they meet our strict scientific and development criteria, particularly if we believe that their therapeutic potential or biomarker hypotheses could be better realized by us. This approach is exemplified by our in-licenses of entrectinib and RXDX-103.

•	Seek and maintain commercial rights and, when and if appropriate, establish commercialization and marketing capabilities. We currently have exclusive worldwide commercialization rights to all of our programs in development. We intend, when and if it makes strategic and operational sense, to retain these commercial rights and those for any future product candidates we may pursue on a territory-by-territory basis and establish internal commercialization and marketing capabilities.

Pipeline

Consistent with our strategy, we are seeking to develop our two in-licensed product candidates and each of our internal discovery programs, for which we hold or have entered into agreements granting us exclusive global marketing rights, for precise biomarker-defined precise patient groups. Each of our product candidates is in the early stage of development, and we anticipate that it will be several years before any of our product candidates could be commercialized.

Entrectinib: Lead Oncology Clinical Asset

Entrectinib is a new chemical entity that we in-licensed from NMS. Entrectinib is an orally available, selective tyrosine kinase inhibitor of the Trk family tyrosine kinase receptors (TrkA, TrkB and TrkC), ROS1 and ALK proteins. Entrectinib is designed as a targeted therapeutic candidate to treat patients with cancers that harbor activating alterations to NTRK1 (encoding TrkA), NTRK2 (encoding TrkB), NTRK3 (encoding TrkC), ROS1 (encoding ROS1) or ALK (encoding ALK). Candidate alterations include gene rearrangements or mutations, splice variants, increased gene copy number and increased gene expression.

Rationale for Targeting TrkA, TrkB, TrkC, ROS1 and ALK

About TrkA. The Trk (tropomyosin receptor kinase)/NTRK (neurotrophin tyrosine receptor kinase) family of tyrosine kinase receptors, which include TrkA, TrkB and TrkC, are activated by neurotrophins, a family of nerve growth factors. The Trk family members play a key role in normal embryonic central neuronal cell development and differentiation and normal adult peripheral neuronal cell development and differentiation. They regulate the survival (or prevention of programmed cell death) and maintain the function of neuronal cells throughout the body. Trk receptors are found on a number of different cell types, and many non-neuronal cells also produce neurotrophins. Deregulated kinase activities of Trk family members occur due to gene rearrangements and translocations, mutations, overexpression and alternative splicing and are associated with a number of human neuronal and non-neuronal cancers. Oncogenic TrkA translocations (fusion proteins) have been reported in colorectal, non-small cell lung, or NSCLC, papillary thyroid, and melanoma, among other cancers. TrkA fusion proteins often have a constitutively active kinase that provides the driving force for transformation and tumor progression, via the relay of growth and survival signals within cancer cells. In addition, TrkA overexpression and activation of kinase driven signal transduction pathways can be activated by its neural growth factor, or NGF, ligand, produced by tumors or non-tumor cells. The growth and survival of cancers such as ovarian, breast and oral squamous cancers are maintained by TrkA/NGF auto-stimulation and often occur early in the process of tumor formation. Further, in neuroblastomas, a type of extracranial solid cancer, the TrkA splice variant TrkAIII can be produced that switches TrkA to an oncogene, which promotes tumor progression, often with a more aggressive character. TrkAIII-containing tumors are resistant to chemotherapy-induced cell death, and they induce the formation of new blood vessels, or angiogenesis, to allow the tumors to grow larger and metastasize.

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

About ROS1. ROS1 belongs to the insulin-receptor superfamily. Like other tyrosine kinase receptor molecules, it plays a role in relaying growth signals from the environment outside the cell into the cell’s nucleus. ROS1 is one of two orphan receptor tyrosine kinase family members with no known binding ligand. Genetic changes in ROS1, such as fusions, rearrangements, mutations or copy number increases, can create oncogenes, which can lead to cancer. Molecular rearrangements of ROS1 create fusion proteins with constitutively active kinase domains that activate downstream signaling pathways, which lead to oncogenic properties in cells, including uncontrolled proliferation and resistance to cell death with increased tumor cell survival. ROS1 was first discovered in NSCLC patients in the form of a ROS fusion protein. Other genetic rearrangements of ROS1 have been detected in a variety of other cancers, including glioblastoma multiforme, cholangiocarcinoma, ovarian cancer, gastric adenocarcinoma, colorectal cancer, inflammatory myofibroblastic tumor, angiosarcoma and epitheloid hemangioendothelioma.

About ALK (Anaplastic lymphoma kinase). ALK also belongs to the insulin-receptor superfamily and is related to ROS1. ALK was first identified in anaplastic lymphomas, a distinct subset of non-Hodgkin’s lymphoma. Molecular changes in ALK through gene rearrangements, mutations, and overexpression lead to the formation of at least 14 ALK oncogenes. Aberrant ALK fusion proteins spontaneously form molecular structures that lead to self-activation and constitutive activity within cancer cells, via activation of signal transduction pathways and intracellular kinases that drive uncontrolled tumor cell growth, metabolism and survival. In addition to anaplastic lymphomas, ALK oncogenes are found in a number of cancers such as NSCLC, diffuse large B-cell lymphoma, neuroblastomas, inflammatory myofibroblastic tumors and possibly subsets of esophageal/gastric and renal cell cancers. Two currently available ALK inhibitor drugs, crizotinib and more recently ceritinib, have demonstrated potent in vitro, in vivo and human anti-tumor activity, validating the utility of ALK inhibitors. However, the rapid emergence of crizotinib-resistant tumors (especially in NSCLC) support the need for the development of improved ALK inhibitors with activity against resistant ALK mutations.

Incidence of NTRK1, NTRK2, NTRK3, ROS1 and ALK Alterations; Opportunity for Entrectinib

Research to date indicates that NTRK, ROS1 and ALK gene rearrangements and fusion proteins are most prevalent in solid tumors. Each of these genes also appears to be overexpressed in a portion of certain tumor types, though the importance of overexpression of these genes in cancer biology is not currently well understood.

•	NTRK1 appears to be rearranged across a range of tumor types with a frequency usually in the low single digit percentages. Studies suggest that NTRK1 is rearranged in ALK mutation negative and epidermal growth factor receptor, or EGFR, mutation negative non-small cell lung adenocarcinoma patients, as well as in colorectal adenocarcinoma patients, papillary thyroid cancer patients and melanoma patients.

•	NTRK2 and NTRK3 alterations have been implicated in tumor types including neuroblastoma, secretory breast cancer and non-small cell lung cancer, among other tumor types, but the frequency of these alterations is not yet known.

•	ROS1 appears to be rearranged across a range of tumor types with a frequency usually in the low single digit percentages. Studies suggest that ROS1 is rearranged in non-small cell lung adenocarcinoma cancer patients, stomach cancer patients, glioblastoma patients, gastric cancer patients and cholangiocarcinoma patients.

•	ALK appears to be rearranged across a range of tumor types with a frequency usually in the single digit percentages. Studies suggest that ALK is rearranged in non-small cell lung adenocarcinoma cancer patients, neuroblastoma patients and anaplastic large cell lymphoma patients.

The potential ability of entrectinib to act as a potent inhibitor of the TrkA, TrkB, TrkC, ROS1 and ALK proteins, as well as its observed ability to be administered orally and reach systemic circulation, known as oral bioavailability, attracted us to the profile of this product candidate and support the market opportunity for the product.

Entrectinib Preclinical Development

Entrectinib is an orally available potent inhibitor of the TrkA, TrkB, TrkC, ROS1 and ALK tyrosine kinases. In vitro, entrectinib achieves low nanomolar inhibition of TrkA, TrkB, TrkC, ROS1 and ALK. Entrectinib has been tested in vivo in three animal species to date, the mouse, rat and dog. It has demonstrated in vivo antitumor activity against various TrkA, ROS1 or ALK-driven mouse xenograft models of different human cancers, has also demonstrated oral bioavailability in all three species tested.

Phase I/II Clinical Trials

ALKA-372-001 Trial. NMS filed a Clinical Trial Application under the European Directive to the Italian Competent Authority that enabled NMS to commence a Phase I/II clinical trial in patients with solid tumors that are positive for alterations in TrkA, ROS1 or ALK. We assumed control of this trial, called the ALKA-372-001 trial, from NMS in early 2014. This trial, which is currently ongoing at two clinical sites in Italy, is an open label trial designed with two phases. The first phase is a Phase I dose escalation phase designed to determine the maximum tolerated dose to treat solid tumors with molecular alterations to TrkA, ROS1 or ALK. The second phase is an expansion phase utilizing the recommended Phase II dose identified in the first phase and is expected to include several cohorts of patients that have alterations to TrkA, ROS1 or ALK.

In the initial dosing schedule, for each of the first three weeks of each 28-day dosing cycle, patients received entrectinib for four consecutive days in fasted conditions, followed by three days without dosing. During the fourth week of each such dosing cycle, patients were not dosed. We are no longer enrolling patients using the initial dosing schedule. We are instead enrolling patients in each of two alternative dosing schedules. In one of these, subjects are dosed once-daily for each day of each 28-day dosing cycle. In the other, subjects receive entrectinib for four consecutive days, followed by three days without dosing, in each week of each 28-day dosing cycle. In both of these dosing schedules, entrectinib is administered in fed conditions.

STARTRK-1 Trial. In February 2014, we submitted an investigational new drug application, or IND, with the FDA, for a new, global Phase I/II clinical trial of entrectinib to be called STARTRK-1, which is the first of the “Studies Targeting ALK, ROS1 or TRKA/B/C.” This trial, which commenced in July 2014, is a Phase I/IIa, multicenter, single-arm, open-label clinical trial of oral entrectinib in adult patients with metastatic cancer confirmed to be positive for alterations to NTRK (encoding TRK), ROS1 or ALK. In this trial subjects are dosed once-daily in the fed state on each day of each 28-day dosing cycle. This trial will involve clinical sites in the United States, Europe, and Asia.

The primary objectives of these trials are to evaluate the safety and tolerability of entrectinib and to determine its maximum tolerated dose when administered to patients with solid tumors with the relevant molecular alterations.

Secondary objectives of these trials are to:

•	determine the exposure of entrectinib in the body, which is referred to as pharmacokinetics;

•	assess the biochemical and physiological effects of entrectinib on the human body, which is referred to as pharmacodynamics; and

•	evaluate any early evidence of anti-tumor activity in patients with solid tumors with the relevant molecular alterations.

The Phase I/II trials are not designed to demonstrate definitive efficacy or powered to show results with statistical significance. Statistical significance means that an effect is unlikely to have occurred by chance. Clinical trial results are considered statistically significant when the probability of the results occurring by chance, rather than from the efficacy of the product candidate, is sufficiently low. Since these trials are not powered to show results with statistical significance, the results from the trials may be attributable to chance and not the clinical efficacy of entrectinib. This trial design is customary for Phase I and some Phase II clinical trials, the principal purpose of which is to provide the basis for the design of larger, definitive trials that are powered by the addition of more patients to potentially show statistical significance. Pending guidance from regulatory agencies such as the FDA, we may design any later stage trials that are intended to support marketing approval applications to show statistical significance. We would do so by enrolling a larger number of patients based on the clinical data observed in earlier trials.

We presented interim results from the ALKA-372-001 clinical trial in September 2014 at the 2014 Congress of the European Society for Medical Oncology. The interim findings at such date showed:

•	Patients treated with entrectinib experienced some adverse events, which were predominantly gastrointestinal or constitutional in nature; no dose-limiting toxicities were observed, and only one grade 3 or higher possibly drug-related adverse event was observed (Grade 3 fatigue, which subsided with dose reduction);

•	Eight patients remained on active treatment across the three dosing schedules, with four patients having received 9 to 21 cycles of treatment;

•	Entrectinib demonstrated a complete response in a patient with ROS1-positive non-small cell lung cancer, or NSCLC;

•	Entrectinib demonstrated five partial responses, in patients with three different cancer histologies (colorectal cancer, NSCLC and neuroblastoma) and in patients with each of TrkA, ROS1 and ALK alterations; and

•	Entrectinib demonstrated prolonged stable disease in two patients: one with ALK-positive NSCLC and one with ROS1-positive pancreatic cancer.

Entrectinib Companion Diagnostic

Several companion diagnostic technologies are available for measuring alterations in TrkA (NTRK1), ROS1 and ALK. There is an FDA-approved fluorescence in situ hybridization, or FISH, test for measuring ALK translocations (Vysis, manufactured by Abbott Molecular). There is also a commercially available FISH test for measuring ROS1 and TrkA fusion proteins. In addition, each of ALK, ROS1 and TrkA protein expression levels can also be measured by immunohistochemistry, or IHC, using commercially available antibodies. Finally, several commercial, as well as academic, groups evaluate sequence mutations and translocations of NTRK1 (TrkA), NTRK2 (TrkB), NTRK3 (TrkC), ROS1 and ALK by next generation sequencing. We have evaluated each of these candidate diagnostic approaches, and we have developed a proprietary diagnostic assay for patient selection to be performed in our Quality System Regulation, or QSR-compliant and CLIA-registered diagnostic laboratory.

RXDX-103: Preclinical Asset

RXDX-103 is a program that we in-licensed from NMS. Each compound within this program is focused on selective inhibition of the CDC7 protein kinase. Cell division is partly driven by protein kinases that regulate progression through the various phases of the cell division cycle. The cell division cycle has historically been a key area of interest for cancer drug development, since loss of cell cycle control is a hallmark of cancer. Most conventional chemotherapies take a broad-based, non-targeted approach to inhibiting the elongation step of DNA replication in the cell division cycle. However, off-target effects with this approach can be significant, creating the need for more targeted approaches to inhibiting DNA replication.

CDC7 plays a critical role in the initiation step of DNA replication, which we believe may result in decreased toxicity due to the activation of a cellular checkpoint response in non-cancerous cells. This checkpoint response can be deranged in tumor cells, which leads to apoptosis or cell death once the initiation step is halted. However, non-cancerous cells usually have intact replication checkpoints that simply arrest the cell division cycle, and then resume replicating once the inhibition of the initiation step has been removed. As a result, targeting CDC7 may have potential benefit as a single agent, and in combination with other cell cycle inhibitors that target elongation or other aspects of the cell cycle, or perhaps even in the drug resistance setting.

RXDX-103 Preclinical Development

NMS has identified a lead compound for the RXDX-103 program, and we are evaluating that compound and others. Each of these compounds is an orally available, selective inhibitor of the CDC7 protein kinase.

RXDX-103 Companion Diagnostic

Our diagnostic development team is working on biomarker strategies in tumors of interest, with the goal of potentially developing one or more companion diagnostic assays for RXDX-103 to identify targeted populations that would be most likely to benefit from RXDX-103 therapy.

Spark Rx/Dx Programs

We have identified a number of genetic and epigenetic molecular targets, which we believe to drive tumor growth when altered. We refer to these targets as Sparks. Although our research and development of these targets is in a very early stage, we believe that activation of these targets, via various molecular alterations, may be oncogenic by promoting cell growth and survival in certain tissues. Additionally, though some of these protein targets are not yet validated, we believe that inhibition of the activated forms of these proteins in cancer-like cells may lead to impaired cell growth or cell death. We have prioritized several of these targets and have initiated target validation and small molecule drug discovery activities against some of them. Such discovery activities include, or may in the future include, but are not limited to: x-ray crystallography, structure-based drug design, virtual screening, in vitro screening, in vivo screening, medicinal chemistry and lead optimization.

License Agreements with NMS

November 2013 Agreement

We entered into a license agreement with NMS on October 10, 2013, which was amended on October 25, 2013, became effective on November 6, 2013, and was amended December 12, 2014. The agreement grants us exclusive global rights to develop and commercialize entrectinib, as well as a second product candidate, RXDX-102. As a result of the Phase I results relating to entrectinib that we have seen to date, we designated RXDX-102 as a back-up compound to entrectinib. Accordingly, we will not devote further development resources to RXDX-102.

Our development rights under the license agreement are exclusive for the term of the agreement with respect to entrectinib and RXDX-102 and also, as to NMS, are exclusive for a five-year period with respect to any product candidate with activity against the target proteins of entrectinib and RXDX-102, and include the right to grant sublicenses. We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize a product based on either or both of entrectinib and RXDX-102, at our expense.

Under the terms of the license agreement, on November 6, 2013, we issued to NMS a warrant to acquire up to 16,667 shares of our common stock, which has an exercise price of $6.00 per share and is exercisable at any time at the option of the holder until November 6, 2018. The terms of the license agreement also provided for an up-front payment to NMS of $7.0 million. When and if commercial sales of a product based on either or both of entrectinib or RXDX-102 begin, we will be obligated to pay NMS tiered royalties ranging from a mid-single digit percentage to a low double digit percentage (between 10% and 15%) of our net sales, depending on the amount of our net sales, with standard provisions for royalty offsets to the extent we obtain any rights from third parties to commercialize the product. We were also obligated under the terms of the license agreement to engage NMS to perform services valued at $1.0 million prior to December 31, 2014. The license agreement also requires that we make development and regulatory milestone payments to NMS of up to $105.0 million in the aggregate if specified clinical study initiations and regulatory approvals are achieved across multiple products or indications. Pursuant to the December 2014 amendment to the agreement, we paid the initial milestone payment of $10.0 million to NMS in December 2014.

The license agreement with NMS will remain in effect until the expiration of all of our royalty and sublicense revenue payment obligations to NMS. Those payment obligations commence after the first commercial sale of a product covered by the claims of any patent subject to the license agreement, and continue, on a product-by-product and country-by-country basis, through the longer of (i) the expiration of the last-to-expire valid patent in such country with claims covering such product or (ii) 10 years after the first commercial sale of such product in such country. The license agreement may be terminated under the following circumstances: (a) prior to the first commercial sale of a product covered by the agreement, if we provide NMS with 60 days’ prior written notice of our termination of the agreement, (b) after the first commercial sale of any product covered by the agreement, if we provide NMS with three months’ prior written notice of our termination of the agreement (in which case NMS may then accelerate the effective date of the termination to not less than 30 days after our notice), or (c) upon a material breach by either party under the agreement, which breach is not cured within 30 days with respect to payment defaults or within 60 days with respect to any other breach (which cure period may be extended to up to 120 days for breaches other than payment defaults). As a result, if we fail to meet our payment or other obligations under the license agreement and are unable to cure any such failure within the specified cure periods, NMS could terminate the license agreement and we would lose our rights to entrectinib and RXDX-102.

August 2014 Agreement

On August 4, 2014, we entered into a second license agreement with NMS. The agreement grants us exclusive global rights to develop and commercialize RXDX-103, as well as a second development program, RXDX-104. Based on preclinical activities relating to RXDX-104, in December 2014 we decided to discontinue development of RXDX-104, and we will not devote further development resources to this program.

Our rights under the agreement are exclusive for the term of the agreement with respect to RXDX-103 and RXDX-104 and also, as to NMS, are exclusive for a five-year period with respect to any product candidate with activity against the target proteins of RXDX-103 and RXDX-104, subject to NMS’s right to develop and commercialize a predecessor compound to RXDX-103 solely for animal indications. We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize a product based on either or both of RXDX-103 and RXDX-104, at our expense.

Under the license agreement, we made an up-front payment to NMS of $3.5 million. When and if commercial sales of a product based on either of RXDX-103 or RXDX-104 begin, we will be obligated to pay NMS tiered royalties ranging from a mid-single digit percentage to a low double digit percentage of net sales, depending on annual amounts of net sales, with standard provisions for royalty offsets to the extent we are required to obtain any rights from third parties to commercialize either RXDX-103 or RXDX-104. We are also required to make development and regulatory milestone payments to NMS of up to $102.0 million in the aggregate if specified clinical study initiations and regulatory approvals are achieved across multiple products or indications.

The license agreement with NMS will remain in effect until the expiration of all of our royalty and sublicense revenue payment obligations to NMS. Those payment obligations commence after the first commercial sale of a product covered by the claims of any patent subject to the license agreement, and continue, on a product-by-product and country-by-country basis, through the longer of (i) the expiration of the last-to-expire valid patent in such country with claims covering such product or (ii) 10 years after the first commercial sale of such product in such country. The license agreement may be terminated under the following circumstances: (a) prior to the first commercial sale of a product covered by the agreement, if we provide NMS with 60 days’ prior written notice of our termination of the agreement, (b) after the first commercial sale of any product covered by the agreement, if we provide NMS with three months’ prior written notice of our termination of the agreement (in which case NMS may then accelerate the effective date of the termination to not less than 30 days after our notice), or (c) upon a material breach by either party under the agreement, which breach is not cured within 30 days with respect to payment defaults or within 60 days with respect to any other breach (which cure period may be extended to up to 120 days for breaches other than payment defaults). As a result, if we fail to meet our payment or other obligations under the license agreement and are unable to cure any such failure within the specified cure periods, NMS could terminate the license agreement and we would lose our rights to RXDX-103 and RXDX-104.

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

The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy or a combination of such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates, if any are approved, may compete with these existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payers. As a result, obtaining market acceptance of, and a gaining significant share of the market for, any of our product candidates that we successfully introduce to the market will pose challenges.

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

Entrectinib

Entrectinib has demonstrated potent activity in preclinical testing to date against the five molecular targets, TrkA, TrkB, TrkC, ROS1 and ALK. We may pursue indications in cancers where any one or more of these genes are altered.

We are presently aware of at least the following five compounds that are currently in clinical development and may have activity against Trk receptor activating alterations: Tesaro, Inc.’s TSR-011, which is reported to have activity against Trk and other molecular targets and which we currently believe to be in a Phase I/II clinical trial, based on information published by the National Institutes of Health and updated as of May 2014; Mirati Therapeutics, Inc.’s MGCD516, which is reported to have activity against Trk and other molecular targets and which we currently believe to be in a Phase I clinical trial, based on information published by the National Institutes of Health and updated as of February 2015; Daiichi Sankyo and its subsidiary Plexxikon’s PLX-7486, which is reported to have activity against Trk and other molecular targets and which we currently believe to be in a Phase I clinical study, based on publicly available information published by the National Institutes of Health and updated as of May 2014; Loxo Oncology, Inc.’s LOXO-101, which is reported to have activity against Trk and which we currently believe to be in a Phase I clinical trial, based on information published by the National Institutes of Health and updated as of September 2014; and Deciphera Pharmaceuticals Inc.’s altiratinib, which is reported to have activity against Trk and other molecular targets and which we currently believe to be in a Phase I clinical study, based on publicly available information published by the National Institutes of Health and updated as of January 2015. We believe that other pharmaceutical companies may be seeking to develop Trk receptor selective inhibitors that may enter clinical development before or during a similar timeframe as entrectinib.

We also believe that other pharmaceutical companies may be seeking to develop or seeking regulatory approval for selective ROS1 inhibitors, and we are aware of several such products currently in clinical development by other companies.

Xalkori® and Zykadia® are the only drugs currently approved in the United States to treat ALK-mutant NSCLC. In addition, we are aware of several products in clinical development targeting cancer-causing mutant forms of ALK for the treatment of NSCLC patients, some of which are more advanced in clinical development than entrectinib.

RXDX-103

We believe that other pharmaceutical companies may be seeking to develop selective CDC7 protein kinase inhibitors, and we are aware of several such products currently in preclinical development by other companies.

Spark Programs

Our Spark programs represent activating gene alterations that we believe drives cancer biology in certain tumors. To our knowledge, there are no commercial entities actively developing clinical-stage drugs directed specifically to any of these targets. We believe that other pharmaceutical companies may seek to develop selective inhibitors against the Spark targets and that these potential inhibitors may enter clinical development before or during a similar timeframe as the compounds that we intend to develop against one or more of our targets.

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

To the extent that we internally develop and obtain regulatory approval for commercial companion diagnostics for use with our therapeutic products, we may market and sell those diagnostics through our own sales and marketing teams or we may seek a commercialization partner. To the extent we collaborate in the future with any third parties on the development of any commercial companion diagnostics for use with our therapeutic products, such third parties will most likely hold the commercial rights to those diagnostic products. We expect that we would coordinate closely with any future diagnostic collaborators in connection with the marketing and sale of such diagnostic products and our related therapeutic products.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. We currently have a limited supply of entrectinib. We have entered into non-exclusive clinical supply agreements with two independent third parties. We do not currently have arrangements in place for commercial supply of bulk drug substance or drug products. For all of our product candidates, we plan to identify and qualify manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to submission of a new drug application, or NDA, to the FDA.

Entrectinib and RXDX-103 are organic compounds of low molecular weight, generally called small molecules. We believe that they can be manufactured in reliable and reproducible synthetic processes from readily available materials. We believe that the chemistry is amenable to scale-up and does not require unusual or expensive equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

We generally expect to rely on third parties for the manufacture of any companion diagnostics we or our collaborators may develop.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our product candidates and our core technologies, including novel biomarker and diagnostic discoveries and other know-how, to operate without infringing any intellectual property rights of others and to prevent others from infringing our proprietary or intellectual property rights. We expect that we will seek to protect our proprietary and intellectual property position by, among other methods, licensing or filing our own U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position, which we generally seek to protect through trade secret law and contractual obligations with third parties.

We currently, and expect that we will continue to, file or license patent applications directed to our key product candidates in an effort to establish intellectual property positions regarding new chemical entities relating to these product candidates, as well as uses of new chemical entities in the treatment of various cancers. We also intend to seek patent protection, if available, with respect to biomarkers and diagnostic methods that may be useful in selecting the right patient population for use of any of our product candidates. Among the issued patents and patent applications covering the composition of matter and methods of using entrectinib and RXDX-103 are:

•

U.S. Patent No. 8,299,057 includes compound claims for entrectinib, pharmaceutical composition claims for entrectinib and claims to methods of manufacturing entrectinib and is expected to expire in 2029 (absent patent term extension) if all maintenance fees are timely paid. U.S. Patent No. 8,673,893 claims methods of treatment using entrectinib and is expected to expire in 2028 (absent patent term extension) if all maintenance fees are timely paid. Related international patents have issued in Australia, Chile, China (People’s Republic), Eurasia (Armenia, Azerbaijan, Belarus, Kazakhstan, Kyrgyz Republic, Moldova, Russian Federation, Tajikistan, and Turkmenistan), Japan, Mexico, New Zealand, Russian Federation, South Africa, Taiwan and Ukraine, and related applications are pending in Argentina, Brazil, Canada, China (People’s Republic), Europe, Hong Kong, India, Indonesia, Israel, Korea, Philippines, Singapore and Thailand. All such international patents and applications contain support for similar claims to those issued in U.S. Patent No. 8,299,057, although the actual claims will vary on a country-by-country basis. All issued international patents in this family are expected to expire in 2028 if all maintenance fees and annuities are timely paid.

•	U.S. Patent No. 8,263,604 includes compound claims for RXDX-103, pharmaceutical composition claims for RXDX-103 and claims to methods of manufacturing RXDX-103 and is expected to expire in 2029 (absent patent term extension) if all maintenance fees are timely paid. U.S. Patent No. 8,906,934 claims methods of treatment using RXDX-103 and is expected to expire in 2027 (absent patent term extension) if all maintenance fees are timely paid. Related international patents have issued in Chile, China (People’s Republic), Eurasia (Belarus, Kazakhstan, and Moldova), Europe (Austria, Belgium, France, Germany, Ireland, Italy, Netherlands, Liechtenstein, Spain, Sweden, Switzerland, and United Kingdom), Hong Kong, Japan, Mexico, New Zealand, Philippines, Russian Federation, South Africa, Taiwan, and Ukraine and related applications are pending in Argentina, Australia, Brazil, Canada, India, Indonesia, Israel, Korea, Norway, Singapore, and Thailand. All such international patents and applications contain support for similar claims to those issued in U.S. Patent No. 8,263,604, although the actual claims will vary on a country-by-country basis. All issued international patents in this family are expected to expire in 2027 if all maintenance fees and annuities are timely paid.

In addition to the patent applications that we have filed as of the date of this Annual Report on Form 10-K, we intend to file additional applications covering potential discoveries that we may make in relation to our drug discovery and biomarker activities directed to our Spark targets. We plan to continue to expand our intellectual property portfolio by filing patent applications directed to dosage forms, methods of treatment and additional inhibitor compounds of oncology molecular targets and their derivatives. Specifically, we anticipate that we will seek patent protection in the United States and internationally for novel compositions of matter that we may develop covering the compounds, the chemistries and processes for manufacturing these compounds, the use of these compounds in a variety of therapies and the use of biomarkers for patient selection for these compounds. Of course, these or other patent applications that we may file or license from third parties may not issue as patents, and any issued patents may have claims that are substantially more limited than the patents’ disclosure. Any issued claims may be of a scope that may reduce their value and/or may be challenged, invalidated or circumvented. See “Risk Factors—Rights Related to Our Intellectual Property.”

In addition to patents, we hold trademarks in the United States for Ignyta®, Methylome®, and Trailblaze®, and have pending trademark applications for Actagene™, Ignyta™, the Ignyta logo and design, Methylome™, Oncolome™, and Trailblaze™. We also rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our employees and selected consultants, scientific advisors and collaborators. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses requiring invention assignment, to grant us ownership of technologies that are developed through a relationship with a third party.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	approval of each phase of the proposed clinical trials and related informed consents by an institutional review board, or IRB, at each clinical site where such trial will be performed;

•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, regulations to establish the safety and efficacy of the proposed drug for each indication;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

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

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the safety and effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. In addition, a sponsor must provide information regarding most clinical trials to be disclosed on http://clinicaltrials.gov, a website maintained by the National Institutes of Health.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA, and more frequently if serious adverse events occur. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

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

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and integrity of the clinical data submitted.

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

Programs for Expedited Review and Approval

The FDA has developed certain programs and designations that enable NDAs for product candidates meeting specified criteria to be eligible for certain expedited review and approval processes such as fast track designation, priority review, accelerated approval, and breakthrough therapy designation. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

Under the FDA’s Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying NDA or biologics license application, or BLA, for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Pediatric Disease Priority Review Voucher that can be used to obtain priority review for a subsequent NDA or BLA. The FDA defines a “rare pediatric disease” as a disease that affects fewer than 200,000 individuals in the U.S. primarily aged from birth to 18 years. The FDA has granted us rare pediatric disease designation for entrectinib for the treatment of neuroblastoma.

Accelerated Approval. Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or sooner than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to validate the surrogate endpoint or otherwise confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

Breakthrough Therapy Designation. Under the provisions of the Food and Drug Administration Safety and Innovation Act enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Additional Regulatory Designations and Alternative Approval Pathways

In addition to the expedited review and approval programs and designations, the FDA also recognizes certain other designations and alternative approval pathways that afford certain benefits, such as the orphan drug designation and alternative types of NDAs under the Hatch-Waxman Act.

Orphan Drugs. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. The FDA has granted us orphan drug designation for entrectinib for the treatment of neuroblastoma and for the treatment of TrkA-positive, TrkB-positive, TrkC-positive, ROS1-positive or ALK-positive non-small cell lung cancer and colorectal cancer. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product and for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity, such that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

The Hatch-Waxman Act: Abbreviated New Drug Applications. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. A drug listed in the Orange Book may, in turn, function as a reference listed drug, or RLD, and be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths, dosage form and route of administration as the RLD and has been shown to be bioequivalent through in vitro or in vivo testing or otherwise to the RLD. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their proposed ANDA drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the RLD, and can be and are often substituted by pharmacists under prescriptions written for the RLD.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the RLD in the Orange Book, except for patents covering methods of use of the RLD for which the ANDA applicant is not seeking FDA approval. Specifically, the applicant must certify with respect to each Orange Book-listed patent that:

•	the required patent information has not been filed;

•	the listed patent has expired;

•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•	the listed patent is invalid, unenforceable or will not be infringed by the proposed ANDA product.

A certification that the proposed ANDA product will not infringe the patents listed for the RLD or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the ANDA applicant does not challenge the Orange Book-listed patents or indicate that it is not seeking FDA approval of a method of use covered by a patent listed in the Orange Book for the RLD, the ANDA application will not be approved until all the Orange Book-listed patents for the RLD have expired.

If the ANDA applicant has provided a Paragraph IV certification to the FDA with respect to one or more patents listed in the Orange Book for the RLD, the ANDA applicant must also send notice of the Paragraph IV certification to the NDA holder for the RLD and the owner(s) of the Orange Book-listed patents for the RLD after the ANDA has been accepted for filing by the FDA. The NDA and patent owners may then initiate a patent infringement lawsuit against the ANDA applicant in response to the notice of the Paragraph IV certification. The filing of such a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV notice automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA also will not be approved until any applicable non-patent exclusivity periods, such as exclusivity for obtaining approval of a new chemical entity, applicable to the RLD have expired. Federal law provides a period of five years following FDA approval of a RLD containing no previously approved active moieties, during which time an ANDA for a generic version of the RLD cannot be filed with the FDA, unless the ANDA contains a Paragraph IV certification to an Orange Book-listed patent for the RLD, in which case the ANDA may be filed with the FDA four years following the RLD. Federal law provides for a period of three years of exclusivity during which the FDA cannot grant effective approval of an ANDA if the RLD contains a previously approved active moiety and the application contained data from new clinical studies (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to the approval of the application. This three-year exclusivity period often protects new drug products that contain a previously approved active moiety, such as a new dosage form, route of administration, combination or indication. Under the Best Pharmaceuticals for Children Act, federal law also provides that periods of patent and non-patent marketing exclusivities listed in the Orange Book for a RLD may be extended by six months if the NDA sponsor conducts pediatric studies identified by the FDA in a written request. If such a written request is issued by the FDA, the FDA must grant pediatric exclusivity no later than six months prior to the date of expiration of patent or non-patent exclusivities in order for the six-month pediatric extension to apply to those exclusivity periods.

The Hatch-Waxman Act: Section 505(b)(2) New Drug Applications. Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA’s previous approval of a similar product that is a RLD, or published literature, in support of its application.

Section 505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of drugs containing previously approved active moieties. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. If the Section 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the RLD has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an RLD, the applicant is required to certify to the FDA concerning any patents listed in the Orange Book for the RLD to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA may be delayed until all the Orange Book-listed patents relating the RLD have expired, until any non-patent exclusivities, such as exclusivity for obtaining approval of a new active moiety, listed in the Orange Book for the RLD have expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

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

In addition, drug manufacturers with which we partner and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon drug developers and their manufacturers. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain cGMP compliance.

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

•	restrictions on the marketing or manufacturing of the product, product recalls or complete withdrawal of the product from the market;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	consent decrees, injunctions or the imposition of civil or criminal penalties.

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

FDA Regulation of Companion Diagnostics

We may seek to develop or seek to partner with third parties to develop in vitro companion diagnostics for use in selecting the patients that we believe will respond to our drug therapeutics. Companion diagnostics are regulated by the FDA as medical devices.

In August 2014 the FDA issued guidance that addresses issues critical to developing in vitro companion diagnostics. The guidance states that if safe and effective use of a therapeutic product depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product.

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

Clinical Trials and IDEs

A clinical trial is almost always required to support a PMA application. In some cases, one or more smaller Investigational Device Exemption, or IDE, studies may precede a pivotal clinical trial intended to demonstrate the safety and efficacy of the investigational device.

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

Foreign Regulation

To obtain marketing approval of a drug under European Union regulatory systems, we may submit marketing authorization applications, or MAAs, either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of specified diseases, and optional for those products that are highly innovative or for which a centralized process is in the interest of patients. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Scientific Advice Working Party of the Committee of Medicinal Products for Human Use, or the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria comprising the seriousness of the disease, such as heavy disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, the European Medicines Agency, or EMA, ensures that the opinion of the CHMP is given within 150 days.

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

The decentralized procedure for submitting an MAA provides an assessment of an application performed by one member state, known as the reference member state, and the approval of that assessment by one or more other member states, known as concerned member states. Under this procedure, an applicant submits an application, or dossier, and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states. Prior to submitting an MAA for use of drugs in pediatric populations, the EMA requires submission of, or a request for waiver or deferral of, a Pediatric Investigation Plan.

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

Additional Regulations and Environmental Matters

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws restrict certain marketing practices in the pharmaceutical industry. These laws, which generally will not be applicable to us or our product candidates unless and until we obtain FDA marketing approval for any of our product candidates, include state and federal anti-kickback, fraud and abuse, false claims, physician payment sunshine and privacy and security laws and regulations regarding providing drug samples.

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

The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

Additionally, the Prescription Drug Marketing Act, or the PDMA, imposes requirements and limitations upon the provision of drug samples to physicians, as well as prohibits states from licensing distributors of prescription drugs unless the state licensing program meets certain federal guidelines that include minimum standards for storage, handling and record keeping. In addition, the PDMA sets forth civil and criminal penalties for violations. If we obtain approval from the FDA to market any of our drug product candidates, these product sampling restrictions may impact and curtail our marketing efforts to physicians.

Further, sales of any of our product candidates that may be approved will depend, in part, on the extent to which the cost of the product will be covered by third party payers. Third party payers may limit coverage to an approved list of products, or formulary, which might not include all drug products approved by the FDA for an indication. Any product candidates for which we obtain marketing approval may not be considered medically necessary or cost-effective by third party payers, and we may need to conduct expensive pharmacoeconomic studies in the future to demonstrate the medical necessity and/or cost effectiveness of any such product. The U.S. government, state legislatures and foreign governments have shown increased interest in implementing cost containment programs to limit government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Continued interest in and adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the product candidates we are developing.

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

Employees

As of February 28, 2015, we had 60 employees, 57 of whom were full-time, including 26 employees with M.D. or Ph.D. degrees, and three part-time employees. Of these full-time and part-time employees, 41 employees were engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Research and Development

Our research and development expenses for the years ended December 31, 2014 and December 31, 2013 were $30.5 million and $10.2 million, respectively.

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

We are a development-stage biopharmaceutical company with a limited operating history. We have not generated any material revenue to date and are not profitable, and have incurred losses in each year since our inception. Our net loss for the year ended December 31, 2014 was $40.0 million. As of December 31, 2014, we had an accumulated deficit of $55.6 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are currently focused primarily on the development of our entrectinib, RXDX-103 and Spark programs, which we believe will result in our continued incurrence of significant research and development and other expenses related to those programs. If the non-clinical or clinical trials for any of our products fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of our product candidates, if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Even after giving effect to the proceeds received from our September 2014 loan arrangement with Silicon Valley Bank, or SVB, and our March 2014 and November 2013 common stock offerings, we expect to require substantial additional capital for the further development and commercialization of our product candidates. Further, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue to expand the ongoing development of entrectinib and our other product candidates, and if we acquire rights to additional product candidates. For example, in February 2014 we submitted an IND to the FDA for entrectinib, which IND became active with the FDA in March 2014. In July 2014, we initiated a new, global Phase I/II clinical trial of oral entrectinib in adult patients with metastatic cancer detected to be positive for relevant molecular alterations. This clinical trial will involve clinical sites in the United States, Europe, and Asia.

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

On September 30, 2014, we entered into an amended and restated loan agreement with SVB under which we incurred $21 million of indebtedness, approximately $11 million of which was used to repay our then-existing loan with SVB. We also have an option to receive an additional $10 million loan tranche, which may be drawn down by us at any time prior to September 30, 2015, provided that we have initiated the Phase IIa portion of our ongoing, global Phase I/II clinical study of entrectinib and subject to other customary conditions for funding. We are required to pay interest on the borrowings under the amended and restated loan agreement at a fixed, per-annum rate of 8.56% on a monthly basis through October 31, 2015. Thereafter, we will be required to repay the principal plus interest in 30 equal monthly installments. The number of months of interest-only payments and the number of months over which the principal will be amortized will each be increased by six months if the second loan tranche has been drawn down or we have raised net proceeds of at least $50 million through the offering of our equity securities, in each case prior to October 31, 2015. Further, the terms of the amended and restated loan agreement require that we make a final lump-sum payment of 3% of the principal amount of the loans thereunder. We may elect to prepay all amounts owed under either or both of the loan tranches prior to the maturity date therefor, provided that a prepayment fee is also paid, equal to 2% of the amount prepaid if the prepayment occurs prior to September 30, 2015, or 1% of the amount prepaid if the prepayment occurs thereafter.

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

Our initial focus was on the discovery and development of biomarkers and molecular and companion diagnostic tests for certain autoimmune diseases. Only since May 2013 have we focused our business on precision medicines for the treatment of cancers. Consequently, we have limited experience operating this business and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Further, the early stage nature of our business results in a limited operating history upon which you can evaluate our business and prospects. Our lead product candidates are in the earliest stages of development, have not obtained regulatory marketing approval, have never generated any sales and will require extensive testing before commercialization. Our limited operating history may adversely affect our ability to implement our business strategy and achieve our business goals, which include, among others, the following activities:

•	develop our product candidates using unproven technologies;

•	obtain the human and financial resources necessary to develop, test, manufacture and market our product candidates;

•	continue to build and maintain an intellectual property portfolio covering our technology and our product candidates;

•	satisfy the requirements of clinical trial protocols, including patient enrollment, establish and demonstrate the clinical efficacy and safety of our product candidates and obtain necessary regulatory approvals;

•	market our product candidates that receive regulatory approvals to achieve acceptance and use by the medical community in general;

•	maintain, grow and manage our internal teams as and to the extent we increase our operations and develop new segments of our business;

•	develop and maintain successful collaboration, strategic and other relationships for the development and commercialization of our product candidates; and

•	manage our cash flows and any growth we may experience in an environment where costs and expenses relating to clinical trials, regulatory approvals and commercialization continue to increase.

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

We are not aware of any present intention of any of our executive officers or other members of management to leave our company. However, our industry tends to experience a high rate of turnover of management personnel, and our personnel are generally able to terminate their relationships with us on short notice. All of our employment arrangements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior and mid-level managers as well as junior and mid-level scientific and medical personnel.

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

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, through contractual provisions and other procedures, we may be subject to claims that these employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employers. Litigation may be necessary to defend against any such claims.

In June 2013, we received a letter from legal counsel for Ruga Corporation, a private oncology biopharmaceutical company for which some of our current employees and consultants previously provided services, making certain allegations regarding use of its proprietary synthetic lethal screening technology and certain related claims. We investigated each of those claims and we believe them to be wholly without merit. In August 2013, we responded to the letter from Ruga Corporation’s legal counsel, describing the results of our investigation and denying each claim made. We subsequently provided certain information to Ruga Corporation’s legal counsel, who has not responded to us. We have received no communication from Ruga Corporation or its counsel since September 2013. We would vigorously defend any claims that may be pursued relating to this matter.

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

To date, we have invested significant efforts in the acquisition of our drug programs from NMS. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize entrectinib and RXDX-103. Our business depends entirely on the successful development, clinical testing and commercialization of these and any other product candidates we may develop in the future, which may never occur.

Before we could generate any revenues from sales of our lead product candidates, we must complete the following activities for each of them, any one of which we may not be able to successfully complete:

•	conduct substantial clinical development;

•	manage clinical, preclinical and manufacturing activities;

•	achieve regulatory approvals;

•	establish manufacturing relationships;

•	build a commercial sales and marketing team, if we choose to market any such product ourselves, or enter into a collaboration to access sales and marketing functions;

•	develop and implement marketing strategies;

•	develop and/or work with third-party collaborators to develop companion diagnostics and conduct clinical testing and achieve regulatory approvals for those companion diagnostics; and

•	invest significant additional cash in each of the above activities.

If the results of our ongoing entrectinib Phase I/II clinical trials are not successful, we may not be able to use those results as the basis for advancing the product candidate into further clinical development. In that case, we may not have the resources to conduct new clinical trials, and/or we may determine that further clinical development of this product candidate is not justified and may decide to discontinue the program. If the results of preclinical testing for RXDX-103 are not successful, we may not be able to use those results as the basis for advancing that program into further development. If studies of our product candidates produce unsuccessful results and we are forced or elect to cease their development, our business and prospects could be substantially harmed, particularly if the product candidates for which development has ceased are at the clinical development stage.

Preclinical and clinical testing of our lead product candidates that has been conducted to date may not have been performed in compliance with applicable regulatory standards, which could lead to increased costs or material delays for their further development.

We have only recently licensed the rights to develop our product candidates from NMS, and the development of those product candidates prior to our licenses was conducted wholly by NMS or any third parties with which it had contracted. As a result, we were not involved with nor did we have any control over any of those development activities. Because we had no input on NMS’s development activities relating to these product candidates, we may discover that all or certain elements of the trials and studies performed by NMS have not been in compliance with applicable regulatory standards or have otherwise been deficient. For instance, the development of each of these product candidates to date has been conducted primarily in Europe. As a result, although we may find that those studies meet the standards of applicable European regulatory bodies, the structure and design of those clinical trials and preclinical studies may not meet applicable FDA standards to allow immediate further development of those product candidates in the United States, and also may not meet the standards of applicable regulatory authorities in any non-European foreign country in which we desire to pursue marketing approval for these product candidates. If the studies conducted by NMS are not in full compliance with applicable regulatory standards or are otherwise not eligible for continued development in the United States, then we may be forced to conduct new studies in order to progress their development, which we may not have the funding or other resources to complete and which could severely delay any of our development plans for these product candidates. Any such deficiency in the prior development of these product candidates would significantly harm our business plans and prospects.

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

A key element of our strategy is to use and expand our product platform to build a pipeline of inhibitors of molecularly altered targets, and progress those product candidates through clinical development for the treatment of a variety of different types of cancer. Although our research efforts to date have resulted in identification of a series of molecularly altered cancer drug targets, we may not be able to develop product candidates that are safe and effective inhibitors of any of these targets. Even if we are successful in building a product pipeline, the potential product candidates that we identify may not be suitable for clinical development for a number of reasons, including causing harmful side effects or demonstrating other characteristics that indicate a low likelihood of receiving marketing approval or achieving market acceptance. If our methods of identifying potential product candidates fail to produce a pipeline of potentially viable product candidates, then our success as a business will be dependent on the success of fewer potential product candidates, which introduces risks to our business model and potential limitations to any success we may achieve.

Clinical drug development involves a lengthy and expensive process with uncertain outcomes, and any of our clinical trials or studies could produce unsuccessful results or fail at any stage in the testing process.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Additionally, any positive results of preclinical studies and early clinical trials of a product candidate may not be predictive of the results of later-stage clinical trials, such that product candidates may reach later stages of clinical trials and fail to show the desired safety and efficacy traits despite having shown indications of those traits in earlier studies. For example, although the preclinical and early clinical results for our lead product candidate entrectinib have been promising, those results and the results that may be generated in the ongoing Phase I/II clinical trials for this product candidate do not imply that later clinical trials will demonstrate similar results. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. The results of any future clinical trials we conduct may not be successful.

Although there are two clinical trials ongoing for entrectinib, we may experience delays in pursuing those or any other clinical or preclinical studies. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining regulatory approval to commence a trial;

•	engaging leading clinical investigators to conduct or support our clinical trials;

•	clinical protocol design and development, and reaching consensus with participating investigators on study design;

•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining approval from an independent institutional review board, or IRB, at each trial site;

•	enrolling suitable patients to participate in a trial;

•	developing and validating companion diagnostics on a timely basis, and utilizing such companion diagnostics on an effective and timely basis;

•	changes in formulation, dosing or administration regimens;

•	having patients complete a trial or return for post-treatment follow-up;

•	clinical sites deviating from the trial protocol or dropping out of a trial;

•	regulators instituting a clinical hold due to observed safety findings;

•	changes in the regulatory or clinical landscape during the conduct of a trial that impair accrual;

•	findings from nonclinical toxicology or safety pharmacology studies or the requirement for such studies;

•	adding new clinical trial sites; or

•	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

Patient enrollment for any of our clinical trials may also be affected by other factors, including without limitation:

•	the severity of the disease under investigation;

•	the frequency of the molecular alteration we are seeking to target in the applicable trial, and the ability to effectively identify such alterations;

•	the willingness of clinical sites and principal investigators to subject candidate patients to molecular screening;

•	the eligibility criteria for the study in question;

•	the perceived risks and benefits of the product candidate under study;

•	the availability, effectiveness and safety of other treatment options;

•	the extent of the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment;

•	the proximity and availability of a sufficient number of clinical trial sites that are willing to comply with the requirements of our clinical protocols;

•	the presence of site-to-site variations at our clinical sites in the management of eligible study patients, which could impair our ability to interpret or generalize the results of the study.

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

Consistent with our general product development strategy, we designed our recently-initiated Phase I/II clinical trial of entrectinib, and we generally expect to design any future trials for that or other product candidates, to include patients with applicable molecular alterations or biomarkers, with a view to assessing possible early evidence of potential therapeutic effect. If we are unable to locate and include such patients in those trials, then our ability to make those early assessments and to seek participation in FDA expedited review and approval programs, including accelerated approval, breakthrough therapy and fast track designation, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised.

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

Our product candidates could fail to receive regulatory approval for many reasons, including any one or more of the following:

•	the FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or comparable foreign regulatory authorities for approval;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

•	the FDA, EMA or comparable foreign regulatory authorities may fail to hold to previous agreements or commitments;

•	the FDA, EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•	the FDA, EMA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing internally or with partners; and

•	the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

The time and expense of the approval process, as well as the unpredictability of future clinical trial results and other contributing factors, may result in our failure to obtain regulatory approval to market, in one or more jurisdictions, entrectinib or any other product candidate, which would significantly harm our business, results of operations and prospects.

In order to market and sell our products in any jurisdiction, we or our third party collaborators must obtain separate marketing approvals in that jurisdiction and comply with its regulatory requirements. The approval procedure can vary drastically among countries, and each jurisdiction may impose different testing and other requirements to obtain and maintain marketing approval. Further, the time required to obtain those approvals may differ substantially among jurisdictions. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. Moreover, approval by the FDA or an equivalent foreign authority does not ensure approval by regulatory authorities in any other countries or jurisdictions. As a result, the ability to market and sell a product candidate in more than one jurisdiction can involve significant additional time, expense and effort to undertake separate approval processes, and would subject us and our collaborators to the numerous and varying post-approval requirements of each jurisdiction governing commercial sales, manufacturing, pricing and distribution of our product candidates. We or any third parties with whom we may collaborate may not have the resources to pursue those approvals, and we or they may not be able to obtain any approvals that are pursued. The failure to obtain marketing approval for our product candidates in foreign jurisdictions could severely limit their potential markets and our ability to generate revenue.

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

To date, patients treated with entrectinib have experienced some drug-related adverse events. Results of our ongoing clinical trials of entrectinib or trials for our other product candidates could reveal a high and unacceptable severity and frequency of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Further, any observed drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial, or result in potential product liability claims. Any of these occurrences could materially harm our business, financial condition and prospects.

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

As one of the central elements of our business strategy and clinical development approach, we seek to identify molecularly-defined subsets of patients within a disease category who may derive selective and meaningful benefit from the product candidates we are developing. In order to assist in identifying those subsets of patients, a companion diagnostic, which is a test or measurement that evaluates the presence of biomarkers in a patient, could be used. We anticipate that the development of companion diagnostics concurrently with our product candidates will help us more accurately identify the patients who belong to the target subset, both during our clinical trials and in connection with the commercialization of product candidates. We may need to rely on third party collaborators to successfully develop and commercialize companion diagnostics. To date, we have not developed relationships with any such third-party collaborators to develop companion diagnostics for any of our product candidates.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and may require separate regulatory clearance or approval prior to their commercialization. We may be dependent on the sustained cooperation and effort of any third-party collaborators with whom we may partner in the future to develop and obtain clearance or approval for these companion diagnostics, and we may not be able to establish arrangements with any such third-party collaborators for the development and production of companion diagnostics when needed or on terms that are beneficial to us, or at all. We and our potential future collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics, including issues relating to the selectivity and/or specificity of the diagnostic, analytical validation, reproducibility, or clinical validation. Any delay or failure by us or our potential future collaborators to develop or obtain regulatory clearance or approval of any companion diagnostics could delay or prevent approval of our related product candidates. In addition, our potential future collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics, and we or they may experience difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. In addition, any third parties with whom we may contract to develop and produce companion diagnostics could decide to discontinue selling or manufacturing the companion diagnostic, and we may not be able to enter into arrangements with other parties to obtain supplies of alternative diagnostic tests on a timely basis or reasonable terms, or at all. The occurrence of any such event could adversely affect and/or delay the development or commercialization of our product candidates.

We may expend our limited resources to pursue a particular product candidate or indication that does not produce any commercially viable products and may fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we must focus our efforts on particular research programs and product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Further, our resource allocation decisions may result in our use of funds for research and development programs and product candidates for specific indications that may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such failure to properly assess potential product candidates could result in missed opportunities and/or our focus on product candidates with low market potential, which would harm our business and financial condition.

We may not be able to obtain orphan drug exclusivity for the product candidates for all indications for which we seek or receive regulatory approval, which could limit the potential profitability of such product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it receives the designation, then the product is entitled to a period of marketing exclusivity that precludes the applicable regulatory authority from approving another marketing application for the same drug for the exclusivity period for the same indication, except in limited situations.

The FDA has granted us orphan drug designation for entrectinib for the treatment of neuroblastoma and for the treatment of TrkA-positive, TrkB-positive, TrkC-positive, ROS1-positive or ALK-positive non-small cell lung cancer and colorectal cancer. We expect that we may in the future pursue orphan drug designations for entrectinib in other jurisdictions and for at least some of our other product candidates. Obtaining orphan drug designations can be difficult and we may not be successful in doing so. In addition, orphan drug exclusivity may not effectively protect a product from the competition of different drugs for the same indication, which could be approved during the exclusivity period. Further, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. The failure to obtain an orphan drug designation for any product candidates for rare cancer indications for which we seek or receive regulatory approval, and/or the inability to maintain that designation for the duration of the applicable exclusivity period, could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

Additionally, we may in the future seek a breakthrough therapy designation for our product candidates. The Food and Drug Administration Safety and Innovation Act established the breakthrough therapy designation for drugs intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and that, as indicated by preliminary clinical evidence, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies by the FDA are eligible for accelerated approval and increased interaction and communication with the FDA designed to expedite the development and review process.

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

We may also in the future seek accelerated approval for some of our product candidates. Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening disease or condition that provides meaningful therapeutic benefit to patients over existing treatments and demonstrates an effect based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or sooner than clinical endpoints. As with fast track designation and breakthrough therapy designation, the FDA has broad discretion over whether to grant approval based on a surrogate endpoint. Accordingly, even if we believe one of our product candidates meets the criteria for accelerated approval, the FDA may disagree and may determine not to grant such approval.

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

We currently have only limited control over the activities of the CROs we have engaged to continue the ongoing Phase I/II clinical trials for entrectinib, and we expect the same to be true for any CROs we may engage in the future. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on any CRO does not relieve us of our regulatory responsibilities. Based on our present expectations, we, our CROs and our clinical trial sites are required to comply with good clinical practices, or GCPs, for all of our product candidates in clinical development. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in the applicable trial may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving a product candidate for marketing, which we may not have sufficient cash or other resources to support and which would delay our ability to generate revenue from any sales of such product candidate. In addition, our clinical trials are required to be conducted with product produced in compliance with current good manufacturing practice requirements, or cGMPs. Our or our CROs’ failure to comply with those regulations may require us to repeat clinical trials, which would also require significant cash expenditures and delay the regulatory approval process.

Agreements governing relationships with CROs generally provide those CROs with certain rights to terminate the agreements under specified circumstances. If a CRO that we have engaged terminates its relationship with us during the performance of a clinical trial, we would be forced to seek an engagement with a substitute CRO, which we may not be able to do on a timely basis or on commercially reasonable terms, if at all, and the applicable trial would experience delays or may not be completed. In addition, our CROs are not our employees, and except for remedies available to us under any agreements we enter with them, we are unable to control whether or not they devote sufficient time and resources to our clinical, nonclinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to a failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for, or successfully commercialize, the affected product candidates. As a result, our operations and the commercial prospects for the affected product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

We plan to rely completely on third parties to manufacture our preclinical and clinical drug supplies and any approved product candidates, and our operations could be harmed if those third parties fail to provide sufficient quantities of product in accordance with applicable regulatory and contractual obligations.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our preclinical and clinical drug supplies for use in the conduct of our preclinical studies and clinical trials or commercial quantities of any product candidates that may obtain regulatory approval. As a result, we expect that we will need to rely completely on third-party manufacturers for those services. We currently have a limited supply of entrectinib. We have entered into non-exclusive clinical supply agreements with two independent third parties. We do not currently have arrangements in place for commercial supply of bulk drug substance or drug products. We may not be able to establish these or any other supply relationship when needed, on reasonable terms, or at all. Any failure to secure sufficient supply of our product candidates for preclinical or clinical testing or, in the future, commercial purposes would materially harm our operations and financial results.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, if the FDA, EMA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, product recalls or complete withdrawal of the product from the market;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; and

•	consent decrees, injunctions or the imposition of civil or criminal penalties.

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

We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. In order to commercialize any product candidates, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we intend to establish an internal sales and marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market. With respect to the commercialization of any of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements when needed on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, healthcare payers and operators of major cancer clinics.

Even if we obtain regulatory approval for our product candidates, the products may not gain market acceptance among physicians, health care payers, patients and the medical community, which is critical to commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;

•	the timing of market introduction of the product candidate, any associated companion diagnostic, and/or competitive products;

•	the clinical indications for which the drug is approved;

•	the approval, availability, market acceptance and reimbursement for any companion diagnostic;

•	the ability of a companion diagnostic to successfully identify all tested patients that harbor the underlying molecular alteration that our product targets;

•	acceptance of the drug as a safe and effective treatment by physicians, operators of major cancer clinics and patients;

•	the size of the markets for the product candidate, based on the size of the patient subsets that we are targeting, in the territories for which we gain regulatory approval and have commercial rights;

•	the potential and perceived advantages of the product candidate over alternative treatments, especially with respect to patient subsets that we are targeting with the product candidate;

•	the safety of the product candidate as demonstrated through broad commercial use including, potentially, under conditions not tested in clinical trials;

•	the cost of treatment in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third-party payers and government authorities;

•	relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of our sales, marketing and distribution efforts.

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

With respect to our lead product candidate, we are aware of two agents that have been approved by the FDA for ALK-positive NSCLC, Pfizer’s Xalkori®/crizotinib and Novartis’ Zykadia®/ceritinib. We are also aware of several other products in development targeting TrkA, TrkB, TrkC, ROS1, ALK and/or CDC7 for the treatment of cancer, some of which may be in a more advanced stage of development than our product candidates. There are also many other compounds directed to other molecular targets that are in clinical development by a variety of companies to treat cancer types that we may choose to pursue with entrectinib, RXDX-103 and our other programs.

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

Established pharmaceutical companies may invest heavily to accelerate discovery and development of or in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Our competitors may succeed in obtaining patent protection, receiving FDA, EMA or other regulatory approvals, or discovering, developing and commercializing medicines before we do, which would have a material adverse impact on our business and ability to achieve profitability from future sales of our approved product candidates, if any.

Reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell on a profitable basis any product candidates for which we obtain marketing approvals.

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs and companion diagnostics. Market acceptance and sales of any of our product candidates that obtain regulatory approval in domestic or international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party payers and may be affected by existing and future healthcare reform measures.

Pricing and reimbursement for any of our approved product candidates is uncertain. Government authorities and other third-party payers decide which drugs and laboratory tests they will pay for and establish reimbursement levels for them, and obtaining coverage and reimbursement approval for a product from any such third-party payer is a time consuming and costly process. Adoption of our product candidates by the medical community may be limited if doctors, patients and other key market participants do not receive adequate partial or full reimbursement for our approved products. As a result, any denial of private or government payer coverage or inadequate reimbursement for use of our approved product candidates could harm our business and diminish our prospects for generating revenue.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

There have been, and may continue to be, legislative and regulatory proposals at the federal and state levels and in foreign jurisdictions directed at broadening the availability and containing or lowering the cost of healthcare. The continuing efforts of the government, insurance companies, managed care organizations and other payers to contain or reduce costs of healthcare may adversely affect our ability to set prices for our products that would allow us to achieve or sustain profitability. In addition, governments may impose price controls on any of our product candidates that obtain marketing approval, which may adversely affect our future profitability.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction triggered the legislation’s automatic aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Middle Class Tax Relief and Job Creation Act of 2012 required that the Centers for Medicare & Medicaid Services, the agency responsible for administering the Medicare program, or CMS, reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which served as a base for 2014 and subsequent years. In addition, effective January 1, 2014, CMS also began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our drug candidates or companion diagnostics or additional pricing pressures.

We could be subject to product liability lawsuits based on the use of our product candidates in clinical testing or, if obtained, following marketing approval and commercialization. If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to cease clinical testing or limit commercialization of our product candidates.

We could be subject to product liability lawsuits if any product candidate we develop allegedly causes injury or is found to be otherwise unsuitable for human use during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, breach of warranties or other claims. Claims could also be asserted under state consumer protection acts or other laws. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit clinical testing of our product candidates or commercialization, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our inability to retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the clinical testing and commercialization of products we develop. We have obtained product liability insurance covering our Phase I/II clinical trials of entrectinib. We may wish to obtain additional such insurance covering studies or trials in other countries should we seek to expand those clinical trials or commence new clinical trials in other jurisdictions or increase the number of patients in any clinical trials we may pursue. We also may determine that additional types and amounts of coverage would be desirable at later stages of clinical development of our product candidates or upon commencing commercialization of any product candidate that obtains required approvals. However, we may not be able to obtain any such additional insurance coverage when needed on acceptable terms or at all. We could be responsible for some or all of the financial costs associated with a product liability claim relating to our development or commercialization activities, in the event that any such claim results in a court judgment or settlement in an amount or of a type that is not covered, in whole or in part, by any insurance policies we may have or that is in excess of the limits of our insurance coverage. We may not have, or be able to obtain, sufficient capital to pay any such amounts that may not be covered by our insurance policies.

Risks Related to Our Intellectual Property

If we breach any of the agreements under which we license from third parties the development and commercialization rights to our product candidates, we could lose license rights that are important to our business and our operations could be materially harmed.

We have in-licensed from NMS the use, development and commercialization rights for our entrectinib and RXDX-103 programs. As a result, our current business plans are dependent upon our satisfaction of certain conditions to the maintenance of those license agreements and the rights we license under them. Each of the license agreements provides that we are subject to diligence obligations relating to the commercialization and development of product candidates, milestone payments, royalty payments and other obligations. In addition to our license agreements with NMS, we may seek to enter into additional agreements with other third parties in the future granting similar license rights with respect to other potential product candidates. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of either of our license agreements with NMS, or any future license agreement we may enter on which our business or product candidates are dependent, NMS or other licensors may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain product candidates. The loss of the rights licensed to us under our license agreements with NMS, or any future license agreement that we may enter granting us rights on which our business or product candidates are dependent, would eliminate our ability to further develop the applicable product candidates and would materially harm our business, prospects, financial condition and results of operations.

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our markets and our business would be harmed.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The standards of patentability and patent eligibility for diagnostic methods, personalized medicine, and biotechnology inventions are evolving and to some extent uncertain, and subject matter that is presently considered to be patentable may not be patentable (and patents directed thereto might not be valid) in the future. The patent applications we own or license may fail to result in issued patents in the United States or in foreign countries. Third parties may challenge the validity, enforceability or scope of any issued patents we own or license or any applications that may issue as patents in the future, which may result in those patents being narrowed, invalidated or held unenforceable. Even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from developing similar products that do not fall within the scope of our patents. If the breadth or strength of protection provided by the patents we hold or pursue is threatened, our ability to commercialize any product candidates with technology protected by those patents could be threatened. Further, if we encounter delays in our clinical trials, the period of time during which we would have patent protection for any covered product candidates after obtaining regulatory approval would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain at the time of filing that we or our licensors are the first to file any patent application related to our product candidates.

Our license agreements with NMS grant us an exclusive, worldwide license under a portfolio of patents and patent applications directed to the licensed development programs. The composition of matter patents in the United States expire in 2029 for the issued patent relating to entrectinib, and in 2029 for the issued patent relating to RXDX-103. While patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend our patent exclusivity for any of these product candidates, the applicable patents may not meet the specified conditions for eligibility for any such term extension and, even if eligible, we may not be able to obtain any such term extension. Further, we may elect to pursue patent protection relating to our product candidates only in certain jurisdictions. As a result, competitors would be permitted to use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, any of which could compete with our product candidates.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our discovery platform and drug development processes that involve proprietary know-how, information or technology that is not covered by patents or not amenable to patent protection. Although we require all of our employees and certain consultants and advisors to assign inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, our trade secrets and other proprietary information may be disclosed or competitors may otherwise gain access to such information or independently develop substantially equivalent information. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. Any disclosure to or misappropriation by third parties of our trade secret or other confidential information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding any competitive advantage we may derive from this information.

Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant difficulty in protecting and defending our intellectual property both in the United States and abroad. If we are unable to effectively utilize our intellectual property to protect our products, we may not be able to establish or maintain the competitive advantage that we believe is provided by such intellectual property, which could materially and adversely affect our market position and business and operational results.

Claims that we infringe the intellectual property rights of others may prevent or delay our drug discovery and development efforts.

Our research, development and commercialization activities, as well as any product candidates or products resulting from those activities, may infringe or be alleged to infringe a patent or other form of intellectual property under which we do not hold a license or other rights. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents of which we are currently unaware with claims that cover the use or manufacture of our product candidates or the practice of our related methods. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes one or more claims of these patents. If our activities or product candidates infringe the patents or other intellectual property rights of third parties, the holders of such intellectual property rights may be able to block our ability to commercialize such product candidates or practice our methods unless we obtain a license under the intellectual property rights or until any applicable patents expire or are determined to be invalid or unenforceable.

Defense of any intellectual property infringement claims against us, regardless of their merit, would involve substantial litigation expense and would be a significant diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties, limit our business to avoid the infringing activities, pay royalties and/or redesign our infringing product candidates or methods, any or all of which may be impossible or require substantial time and monetary expenditure. Further, if we were to seek a license from the third party holder of any applicable intellectual property rights, we may not be able to obtain the applicable license rights when needed or on commercially reasonable terms, or at all. The occurrence of any of the above events could prevent us from continuing to develop and commercialize one or more of our product candidates, and our business could materially suffer.

We may desire, or be forced, to seek additional licenses to use intellectual property owned by third parties, and such licenses may not be available on commercially reasonable terms or at all.

A third party may hold intellectual property, including patent rights, that are important or necessary to the development of our product candidates, in which case we would need to obtain a license from that third party or develop a different method relating to the product candidate that does not infringe upon the applicable intellectual property, which may not be possible. Additionally, we may identify product candidates that we believe are promising and whose development and other intellectual property rights are held by third parties. In such a case, we may desire to seek a license to pursue the development of those product candidates, as we have done with the product candidates we licensed from NMS. Any license that we may desire to obtain or that we may be forced to pursue may not be available when needed on commercially reasonable terms, or at all. Any inability to secure a license that we need or desire could have a material adverse effect on our business, financial condition and prospects.

The patent protection covering some of our product candidates may be dependent on third parties, who may not effectively maintain that protection.

While we expect that we will generally seek to gain the right to fully prosecute and maintain any issued patents and pending patent applications covering product candidates we may in-license from third-party owners, there may be instances when the prosecution and maintenance of issued patents and pending patent applications that cover our product candidates remain controlled by our licensors. For instance, NMS has retained certain patent prosecution and maintenance rights under our license agreements relating to our entrectinib and RXDX-103 programs. If any of our current or future licensing partners that retain the right to prosecute and maintain patents and pending patent applications covering the product candidates we license from them fail to appropriately prosecute and maintain that patent protection, we may not be able to prevent competitors from developing and selling competing products or practicing competing methods, and our ability to generate revenue from any commercialization of the affected product candidates may suffer.

We may be involved in lawsuits or administrative proceedings to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our current or potential licensors. To attempt to stop infringement or unauthorized use, we may need to enforce one or more of our patents, which can be expensive and time-consuming and distract management. If we pursue any litigation, a court may decide that a patent of ours or our licensor’s is not valid or is unenforceable, or may refuse to stop the other party from using the relevant technology on the grounds that our patents do not cover the technology in question. Further, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, which could reduce the likelihood of success of any infringement proceeding we pursue in any such jurisdiction. An adverse result in any patent litigation could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our pending patent applications at risk of not issuing, which could limit our ability to exclude competitors from directly competing with us in the applicable jurisdictions.

Certain administrative proceedings may be provoked by third parties before the United States Patent and Trademark Office, and certain foreign patent offices, in which third parties may challenge the validity of claims contained in our patents or those of our licensors. An adverse result in any such administrative proceeding could put one or more of our patent claims at risk of being canceled or invalidated or interpreted narrowly and could put our pending patent applications at risk of not issuing, which could limit our ability to exclude competitors from directly competing with us in the applicable jurisdictions.

Interference proceedings provoked by third parties or brought by us or the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. Derivation proceedings may be brought by us or a third party to determine whether a patent or application was filed by the true inventor. An unfavorable outcome in an interference or derivation proceeding could require us to cease using the related technology or to attempt to license rights to use it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, or at all. Litigation, interference, or derivation proceedings may have undesirable outcomes and, even if successful, may result in substantial costs and distract our management and other employees.

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

In addition, issued patents and pending international applications require regular maintenance. Failure to maintain our portfolio may result in loss of rights that may adversely impact our intellectual property rights, for example by rendering issued patents lapsed, void, or unenforceable or by prematurely terminating pending applications.

Risks Related to Managing Any Growth We May Experience

We will need to grow the size of our organization, and we may experience difficulties in managing any growth we may achieve.

As of February 28, 2015, we had 60 employees, 57 of whom were full-time and three of whom were part-time. As our development and commercialization plans and strategies develop, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. Future growth would impose significant added responsibilities on members of management, including:

•	effectively managing our clinical trials and submissions to regulatory authorities for marketing approvals;

•	effectively managing our discovery research and preclinical development efforts;

•	identifying, recruiting, maintaining, motivating and integrating additional employees;

•	establishing relationships with third parties essential to our business and ensuring compliance with our contractual obligations to such third parties;

•	developing and managing new segments of our internal business, including any sales and marketing functions we elect to establish;

•	maintaining our compliance with public company reporting and other obligations, including establishing and maintaining effective internal control over financial reporting and disclosure controls and procedures; and

•	improving our managerial, development, operational and finance systems.

We may not be able to accomplish any of those tasks, and our failure to do so could prevent us from effectively managing future growth, if any, and successfully growing our company.

We may in the future be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, physician payments transparency and health information privacy and security laws. If we are unable to comply with any such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, anti-kickback and false claims statutes. These laws may impact, among other things, any sales, marketing and education programs we may develop in the future and the manner in which we implement any of those programs, and include the following:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal third-party payers that are false or fraudulent;

•	federal criminal laws that prohibit executing a scheme to defraud any federal healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•	the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners. Manufacturers are required to submit reports to the government by the 90th day of each calendar year;

•	analogous state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our business activities, including our relationships with physicians and other healthcare providers, some of whom will recommend, purchase and/or prescribe our products, could be subject to challenge under one or more of such laws.

If our operations are found to be in violation of any of those laws or any other governmental regulations that may apply to us in connection with marketing and sales of any product candidates that may gain regulatory approval, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare programs and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial condition.

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

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future and may never achieve profitability. To the extent we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in equity ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes to offset its post-ownership change income and taxes may be limited. We may have experienced an ownership change as a result of our October 31, 2013 merger transaction and/or our November 2013 and March 2014 common stock offerings and may experience one or more ownership changes as a result of future transactions in our stock. As a result we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. As of December 31, 2014, we had federal and state net operating loss carryforwards of approximately $33.0 million and $32.1 million, respectively, that could be limited if the merger or the common stock offerings resulted in an ownership change, or if we experience any other ownership change, which could potentially result in increased future tax liability to us.

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

Risks Related to Ownership of our Common Stock

There may not be a viable trading market for our common stock, which may make it difficult for you to sell your shares.

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

The price for our common stock currently is, and is likely to continue to be, highly volatile, and could be subject to wide fluctuations. That price fluctuation could be in response to various factors, some of which may be beyond our control. These factors are discussed in this “Risk Factors” section, and elsewhere in this Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. These factors include, without limitation:

•	the product candidates we pursue, and our ability to obtain rights to develop, commercialize and market those product candidates;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial or development program;

•	actual or anticipated adverse results or delays in our clinical trials;

•	our failure to successfully commercialize our product candidates, if approved;

•	unanticipated serious safety concerns related to the use of any of our product candidates;

•	adverse regulatory decisions;

•	additions or departures of key scientific or management personnel;

•	changes in laws or regulations applicable to our product candidates, including without limitation clinical trial requirements for approvals;

•	disputes or other developments relating to patents and other proprietary rights and our ability to obtain patent and other intellectual property protection for our product candidates;

•	our dependence on third parties, including CROs and contract manufacturers, as well as our potential partners that may produce companion diagnostic products;

•	failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;

•	actual or anticipated variations in quarterly operating results, liquidity or other indicators of our financial condition;

•	failure to meet or exceed the estimates and projections of the investment community;

•	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	introduction of new products offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our ability to maintain an adequate rate of growth and manage such growth;

•	issuances of debt or equity securities;

•	sales of our common stock by us or our stockholders in the future, or the perception that such sales could occur;

•	trading volume of our common stock;

•	ineffectiveness of our internal control over financial reporting or disclosure controls and procedures;

•	general political and economic conditions;

•	effects of natural or man-made catastrophic events; and

•	other events or factors, many of which are beyond our control.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of February 28, 2015, a total of 19,584,769 shares of our common stock were outstanding. Of those shares, approximately 16,111,329 were freely tradable, without restriction, in the public market. Such shares represented 82.3% of our outstanding shares of common stock as of that date. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

The resale of shares covered by our effective resale registration statement could adversely affect the market price of our common stock in the public market, which result could in turn negatively affect our ability to raise additional equity capital.

The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional equity capital. We filed a registration statement with the SEC, which was declared effective on February 11, 2014, to register the resale of 9,010,238 shares of our common stock, which represents all of the shares of our common stock issued and sold in our private placements consummated in November 2013. The resale registration statement permits the resale of these shares at any time without restriction. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, because there are a large number of shares registered pursuant to the resale registration statement, the selling stockholders named in such registration statement may continue to offer shares covered by the resale registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the resale registration statement may continue for an extended period of time, and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

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

As a result of the October 31, 2013 merger in which we initially became the wholly owned subsidiary of the company previously known as Infinity Oil & Gas Company, the former business plan and management of such company were abandoned and replaced with our business and management team. Prior to the merger, there were no relationships or other connections among the businesses or individuals associated with those two entities. As a result, we may have material liabilities based on activities before the merger that have not been discovered or asserted. We could experience losses as a result of any such undisclosed liabilities that are discovered in the future, which could materially harm our business and financial condition. Although the merger agreement entered into in connection with the merger contains customary representations and warranties from the former Infinity Oil & Gas Company concerning its assets, liabilities, financial condition and affairs, there may be limited or no recourse against that company’s pre-merger stockholders or principals in the event those representations prove to be untrue. As a result, our current and future stockholders will bear some, or all, of the risks relating to any such unknown or undisclosed liabilities.

We may be exposed to additional risks as a result of “going public” by means of a reverse merger transaction.

We may be exposed to additional risks because we became a public company through a “reverse merger” transaction. There has been increased focus in recent years by government agencies on transactions such as this reverse merger transaction, and we may be subject to increased scrutiny and/or restrictions by the SEC and other government agencies and holders of our securities as a result of the completion of that transaction. Additionally, our “going public” by means of a reverse merger transaction may make it more difficult for us to obtain coverage from securities analysts of major brokerage firms because there may be little incentive to those brokerage firms to recommend the purchase of our common stock. The occurrence of any such event could cause our business or stock price to suffer.

We will incur increased costs associated with, and our management will need to devote substantial time and effort to, compliance with public company reporting and other requirements.

As a public company listed on the NASDAQ Capital Market, and particularly if and after we cease to be an “emerging growth company” or cease to be permitted to avail ourselves of the scaled disclosure rules applicable to a “smaller reporting company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the rules and regulations of the SEC and the NASDAQ Capital Market impose numerous requirements on public companies, including requirements relating to our corporate governance practices, with which we need to comply. Further, since we are subject to the Exchange Act, we are required to, among other things, file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote substantial time to operations as a public company and compliance with applicable laws and regulations, and our efforts and initiatives to comply with those requirements could be expensive.

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

We are required to comply with certain aspects of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act requires public companies to, among other things, conduct an annual review and evaluation of their internal controls over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will require frequent evaluation. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We are an emerging growth company and were a smaller reporting company through December 31, 2014, allowing us to take advantage of certain reduced disclosure obligations as a public reporting company that may make our common stock less attractive to investors. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

We are an emerging growth company under the JOBS Act. In addition, because we qualified as a smaller reporting company until December 31, 2014, under SEC rules we are permitted avail ourselves of the disclosure rules applicable to a smaller reporting company under applicable regulations under the Exchange Act for this Annual Report on 10-K. Accordingly, we are eligible to take advantage of certain extended accounting standards and exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for those classifications. For instance, we are exempt from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and financial statements, commonly known as an “auditor discussion and analysis;” we are not required to hold a nonbinding advisory stockholder vote on executive compensation or any golden parachute payments not previously approved by stockholders; we are not required to comply with the requirement of auditor attestation of management’s assessment of internal control over financial reporting, which is required for some other public reporting companies by Section 404 of the Sarbanes-Oxley Act of 2002; we are eligible for reduced disclosure obligations regarding executive compensation in our periodic and annual reports; and we are eligible for reduced financial statement disclosure in any registration statements under the Securities Act or reports under the Exchange Act that we may file. For as long as we continue to be an emerging growth company, which we anticipate will be for the foreseeable future, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of this classification. As a result, our publicly available disclosure may not be as robust or comprehensive as that of other public reporting companies that do not qualify for this classification.

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

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of February 28, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 39.6% of our outstanding voting stock (which includes shares they had the right to acquire within 60 days). Accordingly, our directors and executive officers and large stockholders have significant influence over our affairs due to their substantial ownership coupled with the positions of some of these stockholders on our management team, and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership in our Board of Directors and management team and certain other large stockholders may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe are in their best interest.

If we issue additional shares of our capital stock in the future, our existing stockholders will be diluted.

Our second amended and restated certificate of incorporation authorizes the issuance of up to 150,000,000 shares of our common stock and up to 10,000,000 shares of preferred stock with the rights, preferences and privileges that our Board of Directors may determine from time to time. In addition to capital raising activities such as public and private placements of our common stock, other possible business and financial uses for our authorized capital stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of our capital stock, issuing shares of our capital stock to partners or other collaborators in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our equity compensation plans, or other transactions and corporate purposes that our board of directors deems are in the best interest of our company and our stockholders. Additionally, shares of our capital stock could be used for anti-takeover purposes or to delay or prevent changes in control or our management. Any future issuances of shares of our capital stock may not be made on favorable terms or at all, they may not enhance stockholder value, they may have rights, preferences and privileges that are superior to those of our common stock, and they may have an adverse effect on our business or the trading price of our common stock. The issuance of any additional shares of our common stock will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. Additionally, any such issuance will reduce the proportionate ownership and voting power of all of our current stockholders.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans or otherwise, could result in dilution to the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, previous investors may be materially diluted. Additionally, new investors could gain rights, preferences and privileges senior to those of existing holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders could cause the market price of our common stock to decline. In addition, any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our second amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

We do not intend to pay cash dividends on our capital stock in the foreseeable future.

Other than a $3.50 per share cash dividend we declared and paid in connection with and prior to the closing of the October 31, 2013 merger in which we initially became the wholly owned subsidiary of the company previously known as Infinity Oil & Gas Company, we have never declared or paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. In addition, our ability to pay cash dividends is currently prohibited by the terms of our loan agreement with SVB. Any future payment of cash dividends would depend on our financial condition, contractual restrictions, solvency tests imposed by applicable corporate laws, our results of operations, our anticipated cash requirements and other factors and will be at the discretion of our board of directors. Our stockholders should not expect that we will ever pay cash or other dividends on our outstanding capital stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We occupy approximately 24,000 rentable square feet of office and laboratory space in San Diego, California under a lease that expires in November 2019 and provides for monthly rent payments of approximately $59,288, which amount will increase beginning in May 2015 by 3% per year. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings

We are not currently a party to, nor is our property the subject of, any material legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market under the ticker symbol “RXDX.” As of February 27, 2015, the closing bid price for our common stock as reported on the Nasdaq Capital Market was $8.54 per share. From December 2013 through March 2014, our common stock was quoted on the OTCQB and OTCBB over-the-counter quotation systems under the ticker symbol “RXDX.” There was no trading of our common stock on the Nasdaq Capital Market or any other market, exchange or quotation system before December 2013.

The table below sets forth reported high and low closing bid quotations or sales prices for our common stock for the fiscal quarters indicated as reported on the OTCQB or Nasdaq, as applicable. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2013
Quarter ended March 31, 2013*	—	—
Quarter ended June 30, 2013*	—	—
Quarter ended September 30, 2013*	—	—
Quarter ended December 31, 2013	$7.00	$0.01

Fiscal Year Ended December 31, 2014
Quarter ended March 31, 2014	20.00	7.00
Quarter ended June 30, 2014	9.67	6.40
Quarter ended September 30, 2014	9.28	6.99
Quarter ended December 31, 2014	$7.37	$6.28

Fiscal Year Ending December 31, 2015
Quarter ending March 31, 2015 (through February 27, 2015)	$8.63	$6.50

*	There was no market for our common stock during this period.

Holders

As of February 27, 2015, there were 128 holders of record of our common stock.

Dividends

In connection with and prior to the closing of the merger in which we became a wholly owned subsidiary of Ignyta, Inc., or Parent, a Nevada corporation previously named Infinity Oil & Gas Company, on October 31, 2013, Parent declared a $3.50 per share cash dividend to its common stockholders of record as of that date and time. Other than the dividend declared in connection with the merger, we have never declared nor paid any cash dividends to stockholders. We do not intend to pay cash dividends on our common stock for the foreseeable future, and currently intend to retain any future earnings to fund our operations and the development and growth of our business. The declaration of any future cash dividend, if any, would be at the discretion of our Board of Directors and would depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.

Equity Compensation Plan

Information about our equity compensation plans is incorporated by reference in Item 11 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Repurchases of Equity Securities

None.

Item 6. Selected Financial Data.

Because we are permitted under SEC rules to take advantage of reporting requirements applicable to a smaller reporting company for this report, we are not required to provide the information required by this item.

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

On October 31, 2013, Ignyta, then known as Ignyta Operating, Inc., merged with and into IGAS Acquisition Corp., a wholly-owned subsidiary of Ignyta, Inc., or Parent, a Nevada corporation previously named Infinity Oil & Gas Company and formerly a “shell company” under applicable rules of the Securities and Exchange Commission. We survived the merger as a wholly owned subsidiary of Parent. In the merger, Parent acquired our business and continued our business operations. The merger is accounted for as a reverse merger and recapitalization, with Ignyta as the acquirer and Parent as the acquired company for financial reporting purposes. As a result, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of Ignyta and are recorded at the historical cost basis of Ignyta, and the consolidated financial statements after completion of the merger will include the assets and liabilities of Ignyta and Parent, the historical operations of Ignyta and the operations of the combined enterprise of Ignyta and Parent from and after the closing date of the merger. As a result of the accounting treatment of the merger and the change in Ignyta’s business and operations from a shell company to a precision oncology biotechnology company, a discussion of the past financial results of the shell company is not pertinent or material, and the following discussion and analysis of our financial condition and results of operations are based on Ignyta’s financial statements. On June 12, 2014, Parent merged with and into Ignyta, with Ignyta surviving the merger and changing its name to Ignyta, Inc.

Unless the context indicates or otherwise requires, the terms “we,” “us,” “our” and “our company” refer to (i) Ignyta for discussions relating to periods before and through the closing of the October 2013 merger, (ii) Parent and its consolidated subsidiary, Ignyta Operating, for discussions relating to periods after the closing of the October 2013 merger and before the closing of the June 2014 merger, and (iii) Ignyta for discussions relating to periods after the closing of the June 2014 merger.

Overview

We were incorporated under the laws of the State of Delaware on August 29, 2011 with the name “NexDx, Inc.” We changed our name to “Ignyta, Inc.” on October 8, 2012. On October 31, 2013, a wholly owned subsidiary of Parent merged with and into our company, pursuant to which we became the wholly owned subsidiary of Parent. We changed our name to “Ignyta Operating, Inc.” in connection with the closing of the merger. On October 31, 2013, prior to the closing of the merger, (i) all then-outstanding shares of each series of our preferred stock were voluntarily converted by the holders thereof into shares of our common stock in accordance with our certificate of incorporation, and (ii) we effected a three-to-one reverse stock split of our issued and outstanding shares of capital stock. All share information in this discussion and analysis relating to our capital stock gives retroactive effect to that reverse stock split. On May 20, 2013, we completed our acquisition of Actagene Oncology, Inc., or Actagene, which merged with and into our company on that date.

On June 12, 2014, we merged with and into Parent, with Ignyta surviving the merger, resulting in our reincorporation from Nevada to Delaware. In connection with this merger, each share of Ignyta common stock was converted into one share of Ignyta Operating common stock, and we changed our name to “Ignyta, Inc.”

We are a precision oncology biotechnology company dedicated to discovering or acquiring, then developing and commercializing, targeted new drugs for cancer patients whose tumors harbor specific molecular alterations. We are pursuing an integrated therapeutic and diagnostic, or Rx/Dx, strategy, where we anticipate pairing each of our product candidates with biomarker-based companion diagnostics that are designed to identify the patients who are most likely to benefit from the precisely targeted drugs we develop. Our current development plans focus on two product candidates: entrectinib, formerly called RXDX-101, a tyrosine kinase inhibitor directed to the Trk family tyrosine kinase receptors (TrkA, TrkB and TrkC), ROS1 and ALK proteins, which is in two Phase I/II clinical studies in molecularly defined patient populations for the treatment of solid tumors; and RXDX-103, a development program targeting the cell division cycle 7-related, or CDC7, protein kinase.

We acquired exclusive global development and marketing rights to entrectinib under a license agreement with Nerviano Medical Sciences S.r.l., or NMS, that became effective in November 2013, and we acquired exclusive global development and marketing rights to RXDX-103 under a license agreement with NMS that became effective in August 2014. We are also pursuing our Spark discovery-stage programs, directed to emerging oncology targets.

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

Financial Operations Overview

Revenue

To date, we have not generated any material revenue from product sales or otherwise.

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

	Year ended December 31,
	2014	2013
Total research and development expenses	$30,505,432	$10,170,866

Research and development activities are central to our business model. Our research and development programs that we expect will be our focus in the immediate future consist of the development of entrectinib and RXDX-103, and drug discovery activities for the development of our Spark discovery programs. All of those research and development programs are in the early stage, and since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, we expect research and development costs relating to each of those programs to increase significantly for the foreseeable future. However, the successful development of any of those product candidates, or any others we may seek to pursue, is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of these product candidates, or whether any of these product candidates will reach successful commercialization. We are also unable to predict when, if ever, any net cash inflows will commence from any of the product candidates we currently or may in the future pursue. This lack of predictability is due to the numerous risks and uncertainties associated with developing medicines, many of which, such as our ability to obtain approvals to market and sell those medicines from the FDA and other applicable regulatory authorities, are beyond our control, including the uncertainty of:

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award determined using the Black-Scholes option-pricing model, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant).

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

Emerging Growth Company, Smaller Reporting Company Status and Accelerated Filer Status

The JOBS Act establishes a class of company called an “emerging growth company,” which generally is a company whose initial public offering was completed after December 8, 2011 and had total annual gross revenues of less than $1 billion during its most recently completed fiscal year. We currently qualify as an emerging growth company. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act, which was on February 15, 2013; (ii) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under applicable SEC rules. We expect that we will remain an emerging growth company for the foreseeable future, but cannot retain our emerging growth company status indefinitely and will no longer qualify as an emerging growth company on or before December 31, 2018.

Additionally, Section 12b-2 of the Exchange Act establishes classes of companies called “smaller reporting companies” and “accelerated filers.” A smaller reporting company generally is a company with a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is $0, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available. An accelerated filer generally is a company with a public float of $75 million or more, but less than $700 million, as of the last business day of its most recently completed second fiscal quarter, has been subject to the public reporting requirements of section 13(a) or 15(d) of the Exchange Act for at least 12 months and has filed at least one annual report pursuant to section 13(a) or 15(d) of the Exchange Act. We currently qualify as an accelerated filer. However, because we qualified as a smaller reporting company until December 31, 2014, under SEC rules we are permitted to take advantage of reporting requirements applicable to a smaller reporting company for this Annual Report on 10-K.

We are eligible to take advantage of certain extended accounting standards and exemptions from various reporting requirements that are not available to public reporting companies that are not emerging growth companies or smaller reporting companies, including without limitation the following:

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

We expect that we will take advantage of these reduced disclosure obligations for as long as they are available to us.

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

The following table summarizes our results of operations for the years ended December 31, 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Year ended December 31,		Dollar change	% change
	2014	2013
	(in thousands)
Revenue	$150	$—	$150	N/A %
Operating expenses:
Research and development	30,505	10,171	20,334	200
General and administrative	9,494	3,731	5,763	154
Loss from operations	(39,849)	(13,902)	(25,947)	187
Other income (expense)	(129)	(310)	181	(58)
Provision for income taxes	12	2	10	500

Net loss	$(39,990)	$(14,214)	$(25,776)	181%

Revenue. We recorded revenue of $150,000 for the year ended December 31, 2014. We did not record any revenue for the year ended December 31, 2013. The increase was due to a one-time service-fee for research services conducted in the second quarter of 2014.

Research and Development Expense. Research and development expense increased by approximately $20.3 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, an increase of 200%. The increase in research and development expenses was primarily attributable to the milestone payment of $10 million to NMS as part of the amendment signed in December 2014 and the payment of the upfront license fee of $3.5 million to NMS for rights to our RXDX-103 and RXDX-104 product candidates, as well as an increase in activities relating to development of our entrectinib product candidate. We also incurred an increase between periods for personnel expenses related to hiring and engaging additional employees and consultants to help us advance our product candidates and facilities related expenses as a result of the expansion of our leased facilities space.

General and Administrative Expense. General and administrative expenses increased by approximately $5.8 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, an increase of 154%. The increase in general and administrative expenses was primarily attributable to increases in personnel, audit, legal and intellectual property costs, some of which resulted from activities relating to operating as a public company, and facilities related expenses as a result of the expansion of our leased facilities space.

Other Income (Expense). Other expense decreased by approximately $181,000 for the year ended December 31, 2014 compared to the year ended December 31, 2013, a decrease of 58%. The decrease in other expense was primarily attributable to interest income earned on our available for sale securities, offset by increased interest owed under our loan agreement with SVB.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, and through December 31, 2014, we have raised an aggregate of approximately $146 million to fund our operations, of which approximately $21 million was received from the incurrence of indebtedness under our September 2014 loan agreement with SVB (with approximately $11 million of such amount used to repay our then-existing loan with SVB), $55 million was received from our issuance and sale of our common stock in an underwritten public offering in March 2014, approximately $54 million was received from our issuance and sale of our common stock in two private placements in November 2013, approximately $6 million was received from our issuance and sale of our preferred stock and $10 million was received from the incurrence of indebtedness under our December 2013 loan agreement with SVB. As of December 31, 2014, we had also received a small amount of funding from our issuance of common stock upon the exercise from time to time of stock options, and from our issuance of common stock to our founders in August and September 2011. As of December 31, 2014, we had approximately $76.6 million in cash, cash equivalents and available-for-sale securities, consisting of approximately $6.3 million in cash and cash equivalents and approximately $70.3 million in available-for-sale securities.

Amended and Restated Loan Agreement with SVB. On September 30, 2014, we entered into an amended and restated loan agreement with SVB under which we incurred $21 million of indebtedness, approximately $11 million of which was used to repay our then-

existing loan with SVB. We also have an option to receive an additional $10 million loan tranche, which may be drawn down by us at any time prior to September 30, 2015, provided that we have initiated the Phase IIa portion of our ongoing, global Phase I/II clinical study of entrectinib and subject to other customary conditions for funding. We will be required to pay interest on the borrowings under the amended and restated loan agreement at a fixed, per-annum rate of 8.56% on a monthly basis through October 31, 2015. Thereafter, we will be required to repay the principal plus interest in 30 equal monthly installments. The number of months of interest-only payments and the number of months over which the principal will be amortized will each be increased by six months if the second loan tranche has been drawn down or we have raised net proceeds of at least $50 million through the offering of our equity securities, in each case prior to October 31, 2015. Further, the terms of the amended and restated loan agreement require that we make a final lump-sum payment of 3% of the principal amount of the loans thereunder. We may elect to prepay all amounts owed under either or both of the loan tranches prior to the maturity date therefor, provided that a prepayment fee is also paid, equal to 2% of the amount prepaid if the prepayment occurs prior to September 30, 2015, or 1% of the amount prepaid if the prepayment occurs thereafter.

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

Preferred Stock Financings. We received approximately $6.0 million from the issuance and sale of our series A preferred stock and our series B preferred stock prior to the closing of our October 31, 2013 merger. We received approximately $500,000 from our issuance and sale of an aggregate of 833,334 shares of our series A preferred stock at a price per share of $0.60 to one investor in October 2011 and March 2012. We received approximately $5.5 million from our issuance and sale of an aggregate of 1,835,000 shares of our series B preferred stock at a price per share of $3.00 to a number of investors in June 2012 and December 2012. On October 31, 2013, prior to the closing of our October 31, 2013 merger, all then-outstanding shares of each series of our preferred stock were voluntarily converted by the holders thereof into shares of our common stock in accordance with our certificate of incorporation.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2014 and 2013:

	Year ended, December 31,
	2014	2013

	(in thousands)
Net cash (used in) operating activities	$(32,488)	$(13,073)
Net cash (used in) investing activities	(74,330)	(678)
Net cash provided by financing activities	61,360	60,522
Net increase (decrease) in cash and cash equivalents	$(45,458)	$46,771

Net Cash Used in Operating Activities. The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was approximately $32.5 million during the year ended December 31, 2014 compared to approximately $13.1 million during the year ended December 31, 2013. The increase in cash used in operating activities during 2013 was driven primarily by an increase in net loss during 2014 as compared to 2013.

Net Cash Used in Investing Activities. Net cash used in investing activities was approximately $74.3 million during the year ended December 31, 2014 compared to approximately $678,000 during the year ended December 31, 2013. The cash used in investing activities was primarily the result of investments in available-for-sale securities and to a lesser extent purchases of fixed assets.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $61.4 million during the year ended December 31, 2014 compared to approximately $60.5 million during the year ended December 31, 2013. The cash provided by financing activities for the year ended December 31, 2014 was primarily the result of our September 2014 loan transaction with SVB and our March 2014 public offering of common stock. The cash provided by financing activities for year ended December 31, 2013 was primarily the result of our November 2013 private placements of common stock and our December 2013 loan transaction with SVB.

Funding Requirements

We expect our expenses to increase in connection with the ongoing development and manufacturing of entrectinib and RXDX-103 and as we continue the research and development of our Spark discovery programs. In addition, if we obtain marketing approval for any of our product candidates in the future, which we anticipate would not occur for several years if at all, we expect we would then incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of any collaborators with whom we may engage. Further, we expect to incur additional costs associated with operating as a public company.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the reports of our independent registered public accounting firm are included in this report on pages F-1 through F-23.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2014, the end of our most recent fiscal year.

Pursuant to Regulation S-K 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Except for the development and implementation of new policies and procedures regarding our internal control over financial reporting in connection with our growth, there have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

At February 28, 2015, our board of directors consisted of the following members:

Name	Age	Present Position with Ignyta, Inc.

Jonathan E. Lim, M.D.	43	President, Chief Executive Officer and Chairman of the Board
James Bristol, Ph.D.	68	Director
Alexander Casdin	47	Director, Chairman of Audit Committee
Heinrich Dreismann, Ph.D.	61	Director, Chairman of Compensation Committee
James Freddo, M.D.	60	Director, Chairman of Nominating and Corporate Governance Committee

Jonathan E. Lim, M.D. Dr. Lim is a co-founder of Ignyta and joined us as Chairman, President and Chief Executive Officer at our inception in August 2011. Prior to joining Ignyta, Dr. Lim most recently served as Chairman and Chief Executive Officer of Eclipse Therapeutics, Inc., a private biotechnology company discovering and developing monoclonal antibody therapeutics targeting cancer stem cells that he co-founded in March 2011 as a spinout from Biogen Idec and that was sold to Bionomics Ltd., an Australian public biotechnology company discovering and developing drugs targeting oncology and central nervous system disorders, in September 2012. Dr. Lim currently serves as a member of the board of directors of Bionomics Ltd. Prior to founding Eclipse Therapeutics, Dr. Lim served as the President, Chief Executive Officer and a Director of Halozyme Therapeutics, Inc., a public biotechnology company, from May 2003 to December 2010. Prior to that, Dr. Lim’s experience included management consulting at McKinsey & Company, a National Institutes of Health Postdoctoral Fellowship at Harvard Medical School and two years of general surgery residency at New York Hospital-Cornell. Dr. Lim has B.S. and M.S. degrees from Stanford University, an M.D. from McGill University and an M.P.H. from Harvard University. We believe that Dr. Lim adds value to our board of directors based on his intimate knowledge of our business plans and strategies as a co-founder of our company and his extensive experience as an executive officer and director of multiple public and private biotechnology companies.

James Bristol, Ph.D. Dr. Bristol joined our board of directors in February 2014. Dr. Bristol worked for 33 years in drug discovery research and pre-clinical development at Schering-Plough, Parke-Davis and Pfizer, serving in various senior research and development roles. From 2003 until his retirement in 2007, Dr. Bristol was Senior Vice President of Worldwide Drug Discovery Research at Pfizer Global Research & Development. Dr. Bristol has been a Co-Chairman of the Board of Managers at Deciphera Pharmaceuticals, LLC since 2007 and serves as a Member of the Managing Board. He has also served as a Director of Mnemosyne Pharmaceuticals, Inc. since 2011. In 2009, Dr. Bristol joined Frazier Healthcare Ventures as a Senior Advisor. Dr. Bristol is the author of over 100 publications, abstracts and patents. He conducted postdoctoral research at the University of Michigan (N.I.H. Postdoctoral Fellow) and at The Squibb Institute for Medical Research. Dr. Bristol holds a Ph.D. in organic chemistry from the University of New Hampshire and a B.S. in Chemistry from Bates College. We believe that Dr. Bristol adds value to our board of directors based on his experience in the biopharmaceutical industry, including in management and as a director, as well as his expertise in drug discovery and development.

Alexander Casdin. Mr. Casdin joined our board of directors in October 2013. Alex Casdin is CEO and Portfolio Manager at Reneo Capital Management L.P., a position he has held since January 2015. From September 2012 through December 2014, Mr. Casdin was a private investor focused on the healthcare sector. From October 2011 through September 2012, Mr. Casdin was the Chief Financial Officer of Sophiris Bio, Corp., a Canadian public urology company. Prior to Sophiris Bio, Mr. Casdin served as the Vice President, Finance of Amylin Pharmaceuticals, a biopharmaceutical company that was acquired by Bristol-Myers Squibb in 2012, a position he held from October 2009 to October 2011. Prior to his position at Amylin Pharmaceuticals, Mr. Casdin founded and operated Casdin Advisors LLC, where he served as a strategic advisor to companies in the life sciences industry. Before founding Casdin Advisors, Mr. Casdin was the Chief Executive Officer and Portfolio Manager of Cooper Hill Partners, LLC, a healthcare investment fund. Mr. Casdin has also held previous positions at Pequot Capital Management and Dreyfus Corporation. Mr. Casdin currently serves on the board of directors of DiaVacs, a private clinical-stage biotechnology company focused on a treatment for Type 1 Diabetes, and as a member of the advisory boards of the Hassenfeld Center For Cancer & Blood Disorders and the Social Enterprise Program of the Columbia Business School, each of which are non-profit entities, and served on the board of directors of DUSA Pharmaceuticals, a specialty pharmaceutical company in the field of dermatology that was previously listed on the NASDAQ Stock Market and was acquired by Sun Pharmaceutical Industries Limited in December 2012, from January 2009 until December 2012. Mr. Casdin earned his B.A. degree from Brown University and his M.B.A., Beta Gamma Sigma, from Columbia Business School. We believe that Mr. Casdin adds value to our board of directors based on his experience with the financing and other aspects of company-building for enterprises in our industry.

Heinrich Dreismann, Ph.D. Dr. Dreismann joined our board of directors in October 2013. Dr. Dreismann currently serves on the boards of directors of several public and private diagnostic companies, including Myriad Genetics, Inc., a public molecular diagnostic company, and GeneNews, a Canadian public molecular diagnostics company. Dr. Dreismann also served on the board of directors of Shrink Nanotechnologies, Inc., a nanotechnology company, from June 2009 until November 2011, and Med BioGene, Inc., a Canadian public life sciences company focused on genomic-based clinical laboratory diagnostic tests from 2008 through 2014. Dr. Dreismann completed a career at Roche Molecular Systems in 2006, where he served since 1985 and held several senior positions, including President and Chief Executive Officer of Roche Molecular Systems, Head of Global Business Development at Roche Diagnostics and Member of Roche’s Global Diagnostic Executive Committee. Dr. Dreismann earned a Master of Science in biology and a Doctor of Philosophy in microbiology/molecular biology from Westfaelische Wilhelms University in Muenster, Germany. He conducted his Post-Doctoral studies in microbial genetics at the Centre d’Etudes Nucleaires de Saclay, France. We believe that Dr. Dreismann adds value to our board of directors based on his experience as a member of boards of directors and senior management of public companies and his expertise in the molecular diagnostics field.

James Freddo, M.D. Dr. Freddo joined our board of directors in February 2014. Previously, Dr. Freddo was a consultant to Ignyta from July 2013 to February 2014, holding the position of Chief Medical Officer. Prior to joining Ignyta, he served as a consultant from April 2012 until May 2012 and as the Executive Vice President, Clinical Development and Chief Medical Officer from June 2012 until May 2013, in each case for Ruga Corporation, a private oncology biopharmaceutical company. Prior to that, he was the Chief Medical Officer and Senior Vice President, Drug Development at Anadys Pharmaceuticals, a drug development company focused on small molecule therapeutics that was previously listed on the NASDAQ Stock Market and was acquired by Roche in 2011, from July 2006 until March 2012, where he also served as a member of the board of directors from January 2011 until November 2011. Prior to joining Anadys Pharmaceuticals, Dr. Freddo served at Pfizer, a global research-based pharmaceutical company, in La Jolla, California from June 2002 until July 2006, holding the positions of Vice President, Clinical Site Head and Development Site Head and, prior to that, Executive Director and leader of Oncology Clinical Development. Prior to joining Pfizer, Dr. Freddo held a variety of senior management positions at Wyeth-Ayerst Research from 1996 to 2002, in the Oncology, Infectious Diseases and Transplantation Immunology therapeutic areas. He also served as a member of the board of directors for InfuSystems, Inc., a public healthcare products and services company, from 2008 until 2011. Dr. Freddo received an M.D. degree from the University of North

Carolina, Chapel Hill, completed his residency training at University of California, San Diego and returned to Chapel Hill for his fellowship training in gynecologic oncology. We believe that Dr. Freddo adds value to our board of directors based on his experience as a member of boards of directors and senior management of life sciences companies and his expertise in drug development, clinical investigations and other aspects of our industry.

Board Independence

Our board of directors has determined that all of our directors are independent directors within the meaning of the applicable NASDAQ Stock Market LLC, or Nasdaq, listing standards, except for Jonathan E. Lim, our President and Chief Executive Officer.

Board Leadership Structure

The board believes that Dr. Lim’s service as both chairman of the board and Chief Executive Officer is in the best interest of the company and its stockholders. Dr. Lim possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing the company and its businesses and is thus best positioned to develop agendas that ensure that the board’s time and attention are focused on the most critical matters.

Although we believe that the combination of the chairman and Chief Executive Officer roles is appropriate at this time based upon the current circumstances, our Corporate Governance Guidelines do not establish this approach as a policy. Pursuant to our Corporate Governance Guidelines, the board determines the best board leadership structure for our company from time to time. As part of our annual board self-evaluation process, we evaluate our leadership structure to ensure that the board continues to believe that it provides the optimal structure for our company and stockholders. We recognize that different board leadership structures may be appropriate for companies in different situations. We believe our current leadership structure is the optimal structure for our company at this time.

Dr. Lim’s combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to our stockholders, partners and suppliers, particularly during times of turbulent economic and industry conditions. This is expected to be particularly beneficial in driving a unified approach to core operating processes as we experience significant growth.

Each of the directors other than Dr. Lim is independent, and the board believes that the independent directors provide effective oversight of management. Moreover, in addition to feedback provided during the course of board meetings, the independent directors have regular executive sessions. Following an executive session of independent directors, the independent directors communicate with Dr. Lim directly regarding any specific feedback or issues, provide Dr. Lim with input regarding agenda items for board and board committee meetings, and coordinate with Dr. Lim regarding information to be provided to the independent directors in performing their duties. The board believes that this approach appropriately and effectively complements the combined Chief Executive Officer/chairman structure.

The Board’s Role in Risk Oversight

The responsibility for day-to-day risk management lies with our management; however, our board of directors is responsible for risk oversight as part of its fiduciary duty of care to effectively monitor our business operations. Our audit committee, pursuant to its charter, is primarily responsible for overseeing the company’s risk management processes on behalf of the full board. The audit committee receives reports from management at least quarterly regarding the company’s assessment of risks. In addition, the audit committee reports regularly to the full board of directors, which also considers the company’s risk profile. The audit committee and the full board of directors focus on the most significant risks facing the company’s business and the company’s general risk management strategy, and also ensure that risks undertaken by the company are consistent with the board’s appetite for risk. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Audit Committee

The audit committee of our board of directors currently consists of Mr. Casdin, Dr. Dreismann and Dr. Freddo. Mr. Casdin serves as the chairman of the committee. The audit committee was established on February 28, 2014. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the NASDAQ Capital Market. Our board of directors has determined that Mr. Casdin is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable NASDAQ rules and regulations. The audit committee is governed by a written charter adopted by our board of directors. The audit committee’s main function is to oversee our accounting and financial reporting processes and the audits of our financial statements. This committee’s responsibilities include, among other things:

•	appointing our independent registered public accounting firm;

•	evaluating the qualifications, independence and performance of our independent registered public accounting firm;

•	approving the audit and non-audit services to be performed by our independent registered public accounting firm;

•	reviewing the design, implementation, adequacy and effectiveness of our internal accounting controls and our critical accounting policies;

•	discussing with management and the independent registered public accounting firm the results of our annual audit and the review of our quarterly unaudited financial statements;

•	reviewing, overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	reviewing on a periodic basis, or as appropriate, our investment policy and recommending to our board any changes to such investment policy;

•	reviewing with management and our auditors any earnings announcements and other public announcements regarding our results of operations;

•	preparing the report that the SEC requires in our annual proxy statement;

•	reviewing and approving any related party transactions and reviewing and monitoring compliance with our code of conduct and ethics; and

•	reviewing and evaluating, at least annually, the performance of the audit committee and its members including compliance of the audit committee with its charter.

Director Nomination Process

Director Qualifications

The goal of the nominating and corporate governance committee of the Board is to assemble a board of directors that brings to our company a variety of perspectives and skills derived from high quality business and professional experience. In evaluating director nominees, the nominating and corporate governance committee considers the following factors:

•	personal and professional integrity, ethics and values;

•	experience in corporate management, such as serving as an officer or former officer of a publicly held company;

•	strong finance experience;

•	experience relevant to our industry and with relevant social policy concerns;

•	experience as a board member of another publicly held company;

•	relevant academic expertise or other proficiency in an area of our operations, such as clinical, medical or commercial experience in the pharmaceutical and/or companion diagnostics areas;

•	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;

•	diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience;

•	practical and mature business judgment, including, but not limited to, the ability to make independent analytical inquiries; and

•	any other relevant qualifications, attributes or skills.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the nominating and corporate governance committee may also consider such other factors as it may deem to be in the best interests of our company and our stockholders. The nominating and corporate governance committee does, however, believe it appropriate for at least one, and preferably, several, members of our board of directors to meet the criteria for an “audit committee financial expert” as defined by SEC rules, and that a majority of the members of our board of directors meet the definition of “independent director” under Nasdaq qualification standards. The nominating and corporate governance committee also believes it appropriate for our President and Chief Executive Officer to serve as a member of our board of directors.

Identification and Evaluation of Nominees for Directors

The nominating and corporate governance committee identifies nominees for director by first evaluating the current members of our board of directors willing to continue in service. Current members with qualifications and skills that are consistent with the nominating and corporate governance committee’s criteria for board service and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of our board of directors with that of obtaining a new perspective.

If any member of our board of directors does not wish to continue in service or if our board of directors decides not to re-nominate a member for re-election, the nominating and corporate governance committee identifies the desired skills and experience of a new nominee in light of the criteria above. The nominating and corporate governance committee generally polls our board of directors and members of management for their recommendations. The nominating and corporate governance committee may also review the composition and qualification of the boards of directors of our competitors, and may seek input from industry experts or analysts. The nominating and corporate governance committee reviews the qualifications, experience and background of the candidates. In making its determinations, the nominating and corporate governance committee evaluates each individual in the context of our board of directors as a whole, with the objective of assembling a group that can best perpetuate the success of our company and represent stockholder interests through the exercise of sound business judgment. After review and deliberation of all feedback and data, the nominating and corporate governance committee makes its recommendation to our board of directors. Historically, the nominating and corporate governance committee has not relied on third-party search firms to identify director candidates. The nominating and corporate governance committee may in the future choose to do so in those situations where particular qualifications are required or where existing contacts are not sufficient to identify an appropriate candidate.

We have not received director candidate recommendations from our stockholders, and we do not have a formal policy regarding consideration of such recommendations. However, any recommendations received from stockholders will be evaluated in the same manner that potential nominees suggested by board members, management or other parties are evaluated.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of 10% or more of our common stock are required to file with the SEC on a timely basis initial reports of beneficial ownership and reports of changes regarding their beneficial ownership of our common stock. Officers, directors and 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms received and the written representations from certain reporting persons, we have determined that no officer, director or 10% beneficial owner known to us was delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2014.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees which is available on our internet website at www.ignyta.com. The Code of Business Conduct and Ethics contains general guidelines for conducting the business of our company consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K. In addition, we intend to promptly disclose on our website in the future (i) the nature of any amendment to our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, and (ii) the nature of any waiver, including an implicit waiver, from a provision of our Code of Business Conduct and Ethics that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver.

Executive Officers

The table below sets forth the name, age and position of each of our executive officers as of February 28, 2015.

Name	Age	Position
Executive Officers:
Jonathan E. Lim, M.D.	43	President, Chief Executive Officer and Chairman of the Board
Jacob Chacko, M.D.	36	Chief Financial Officer
Zachary Hornby	36	Chief Operating Officer
Pratik Multani, M.D.	48	Chief Medical Officer
Robert Wild, Ph.D.	44	Chief Scientific Officer and Senior Vice President, Research
Matthew W. Onaitis	44	General Counsel and Secretary

Business Experience

The following is a brief account of the education and business experience of our current executive officers:

The biography of Jonathan E. Lim, M.D., can be found under “Directors, Executive Officers and Corporate Governance—Board of Directors.”

Jacob Chacko, M.D. Dr. Chacko joined us in May 2014 as Chief Financial Officer. Prior to joining Ignyta, Dr. Chacko was Vice President at TPG Capital from August 2008 to May 2014. Prior to TPG, Dr. Chacko concurrently received his M.D. from UCLA and his M.B.A. from Harvard University. Previously, Dr. Chacko was an Associate serving healthcare clients at the management consulting firm McKinsey & Company. He served on the boards of directors of RentPath and EnvisionRx, was an advisor to the Audit Committee of Par Pharmaceutical, and was a board observer to IMS Health and Quintiles Transnational. Dr. Chacko received an M.Sc. in economic and social history from Oxford University, where he was a Marshall Scholar, and a B.A. in biology, B.S. in gerontology, and minor in health policy and management from the University of Southern California.

Zachary Hornby. Mr. Hornby joined us in August 2012 as Vice President, Corporate Development, was appointed as our Chief Financial Officer in August 2013, and was appointed Chief Operating Officer in May 2014. Prior to joining Ignyta, Mr. Hornby served as senior director of business development at Fate Therapeutics from August 2010 to August 2012. Prior to Fate Therapeutics, Mr. Hornby was director of business development at Halozyme Therapeutics from January 2008 to August 2010. Prior to Halozyme Therapeutics, Mr. Hornby was senior product manager at Neurocrine Biosciences from June 2006 to January 2008. Prior to Neurocrine Biosciences, Mr. Hornby served as a life sciences consultant at L.E.K. Consulting and in regulatory affairs and business development roles at Transkaryotic Therapies (acquired by Shire Pharmaceuticals in 2005). Mr. Hornby is a director of Independa, Inc. Mr. Hornby holds B.S. and M.S. degrees in biology from Stanford University and an M.B.A. from Harvard Business School.

Pratik Multani, M.D. Dr. Multani joined us on February 17, 2015. Prior to joining Ignyta, Dr. Multani was Chief Medical Officer at Fate Therapeutics, Inc., where he served from April 2009 to January 2015. Prior to that, Dr. Multani was Vice President of Clinical Development at Kalypsys, Inc. from 2007 to March 2009. From 2005 to 2007, he served as Senior Vice President of Clinical Development and then Chief Medical Officer at Kanisa Pharmaceuticals, Inc. From 1999 to 2004, Dr. Multani advanced from Associate Director of Oncology and Hematology to Senior Director of Medical Research at Biogen-Idec. Dr. Multani holds an M.S. in epidemiology from Harvard School of Public Health, an M.D. from Harvard Medical School and a B.S. in chemistry and biology from Yale University. He completed his Internal Medicine residency at the Massachusetts General Hospital, followed by a medical oncology fellowship at the Dana Farber/Partners joint program, after which he was a member of the transplant unit at Massachusetts General Hospital.

Robert Wild, Ph.D. Dr. Wild joined us in September 2014. Prior to joining Ignyta, Dr. Wild was Chief Scientific Officer, Oncology Research, Drug Discovery at Eli Lilly & Company, a position he held from August 2010 to August 2014. Prior to Lilly, Dr. Wild held positions of increasing responsibility from January 2006 to July 2010 at OSI Pharmaceuticals, Inc., including Senior Director, Oncology Research, In Vivo Pharmacology, Molecular Imaging & Research DMPK. Before his tenure at OSI, Dr. Wild spent more than four years at Bristol-Myers Squibb, and he also previously worked at SUGEN, Inc. Dr. Wild holds both a Ph.D. in pharmacology and a B.S. in biochemistry from the University of Minnesota.

Matthew W. Onaitis. Mr. Onaitis joined us in February 2014. Prior to joining Ignyta, Mr. Onaitis was General Counsel of Trius Therapeutics, Inc. from May 2013 through its acquisition by Cubist Pharmaceuticals, Inc. in September 2013, remaining with Cubist assisting with the integration through December 2013. Mr. Onaitis was Senior Vice President, General Counsel and Secretary at Somaxon Pharmaceuticals, Inc. from May 2006 through Somaxon’s acquisition by Pernix Therapeutics Holdings, Inc. in March 2013. Prior to Somaxon, Mr. Onaitis served as Associate General Counsel at Biogen Idec Inc., as Director, Legal Affairs at Elan Corporation plc, and in private practice specializing in corporate and commercial law. Mr. Onaitis is a director of SNP Bio, Inc. Mr. Onaitis holds a J.D. from Stanford Law School and a B.S. in mechanical engineering from Carnegie Mellon University.

Item 11. Executive Compensation

Summary of Executive Compensation

Summary Compensation Table

The following table summarizes the compensation earned in each of our fiscal years ended December 31, 2014 and 2013 by our named executive officers, which consisted of (i) our principal executive officer, (ii) our two next most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2014 and whose total compensation exceeded $100,000 during the year ended December 31, 2014 and (iii) one additional former employee that would have been one of the two next most highly compensated executive officers other than our principal executive officer had such former employee been serving as an executive officer as of December 31, 2014.

Summary Compensation Table

Name and Principal Position	Year ended December 31,	Salary ($)	Bonus ($)(4)	Option Awards ($)(5)	All other Compensation ($)(6)	Total ($)
Jonathan E. Lim, M.D.	2014	403,333	205,000	—	—	608,333
President and Chief Executive Officer	2013	250,000	187,500	1,359,378	—	1,796,878
Zachary Hornby	2014	310,237	144,900	—	—	455,137
Chief Operating Officer(1)	2013	200,000	105,000	873,497	—	1,178,497
Adrian Senderowicz, M.D.	2014	132,212	31,500	1,166,919	451,202	1,781,833
Former Chief Medical Officer(2)	2013	—	—	—	—	—
Sara Zaknoen, M.D.	2014	286,957	—	978,753	—	1,265,710
Former Chief Medical Officer(3)	2013	—	—	—	—	—

(1)	Mr. Hornby was our Chief Financial Officer until May 30, 2014, at which time he was appointed as our Chief Operating Officer with an annual base salary of $345,000.
(2)	Dr. Senderowicz commenced employment with Ignyta in August 2014 with an annual base salary of $375,000, of which he earned a pro-rated amount in 2014 as reflected in the table above based on the term of his service as an employee of Ignyta during that fiscal year. As of February 17, 2015, Dr. Senderowicz serves as Ignyta’s Chief Regulatory and Strategy Officer and is no longer an executive officer.
(3)	Dr. Zaknoen commenced employment with Ignyta in February 2014 with an annual base salary of $350,000, of which she earned a pro-rated amount through April 2014, when she left the company. She continued to be paid her base salary through December 31, 2014, pursuant to her benefits under our Severance and Change in Control Severance Plan. All of the options granted to Dr. Zaknoen represented by the amount in the “Option Awards” column expired unexercised.
(4)	For 2014, all such amounts were paid in 2015 as discretionary bonuses based on performance during the fiscal year ended December 31, 2014, in amounts equal to 50%, 35% and 20%, respectively, of Dr. Lim’s, Mr. Hornby’s and Dr. Senderowicz’s respective annual base salaries in effect during that fiscal year, with Dr. Senderowicz’s bonus pro-rated based on the term of his service as an employee of Ignyta during 2014. For 2013, all such amounts were paid in 2014 as discretionary bonuses based on performance during the fiscal year ended December 31, 2013, in amounts equal to 75% and 52.5%, respectively, of Dr. Lim’s and Mr. Hornby’s respective annual base salaries in effect during that fiscal year.
(5)	Amounts represent the grant date fair value of the option awards granted during the fiscal years presented, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. For information on the valuation assumptions with respect to certain of the option grants reflected in this table, refer to footnotes 1 and 8 in our financial statements for the fiscal year ended December 31, 2014.
(6)	Consists of a signing bonus of $50,000 and a payment of $198,890 made directly to Dr. Senderowicz’s previous employer, Sanofi, of the amount owed by Dr. Senderowicz to Sanofi related to his relocation to Massachusetts to work for Sanofi; each of these amounts was grossed up for applicable taxes and other withholdings.

Narrative Disclosure to Summary Compensation Table

No Employment Agreements; At Will Employees

We do not have formal employment agreements with our named executive officers or any of our other employees, who all serve as “at will” employees. None of our executive officers has a formal employment agreement with us, and none of them will have such a formal employment agreement unless and until our board of directors, or a committee thereof, and the applicable executive officer approve the terms of any such agreement.

As a result, the amount of each of our executive officers’ annual base salary, cash or other bonus compensation, equity compensation or any other form of compensation may be modified at any time at the discretion of our board of directors.

Other Elements of Compensation

Employee Benefits and Perquisites

Our named executive officers are eligible to participate in our health and welfare plans to the same extent as all full-time employees generally. We do not provide our named executive officers with any perquisites or other personal benefits.

No Tax Gross-Ups

Except as described in the Summary Compensation Table above, we have not made gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation paid or provided by our company.

Change in Control Benefits

Our named executive officers may become entitled to certain benefits or enhanced benefits in connection with a change in control of our company, as described below under “—Potential Payments upon Termination or Change in Control — Severance and Change in Control Severance Plan.”

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the aggregate stock and option awards held by our named executive officers as of December 31, 2014.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)(1)		Market Value of Shares or Units of Stock that have not Vested ($)
Jonathan E. Lim, M.D.	15,971	(2)	17,362	(2)	$0.60	2/14/2023	—		—
President and Chief Executive Officer	100,000	(3)	300,000	(3)	$6.00	12/16/2023	—		—
							—		—
Zachary Hornby	11,667	(4)	8,333	(4)	$0.57	12/10/2022	—		—
Chief Operating Officer	3,194	(2)	3,472	(2)	$0.60	2/14/2023	—		—
	15,624	(5)	34,376	(5)	$1.02	9/9/2023	—		—
	62,500	(3)	187,500	(3)	$6.00	12/16/2023	—		—
	—		—		—	—	6,482	(6)	44,399	(6)
Adrian Senderowicz, M.D.	—		250,000	(7)	$7.59	8/10/2024	—		—
Former Chief Medical Officer
Sara Zaknoen, M.D.	—		—		$—	—	—		—
Former Chief Medical Officer

(1)	All stock awards were issued as compensation for services performed for Actagene prior to its merger with and into us in May 2013. All such restricted stock awards were assumed by us upon the closing of our merger with Actagene.

(2)	The option award has a grant date of February 14, 2013 and vests pursuant to the following schedule: 1/48th of the shares subject to the award vested on February 14, 2013, and 1/48th of the shares subject to the award vest on each monthly anniversary thereafter.
(3)	The option award has a grant date of December 16, 2013 and vests pursuant to the following schedule: 25% of the shares subject to the award vested on December 2, 2014, and 1/48th of the shares subject to the award vest on each monthly anniversary thereafter.
(4)	The option award has a grant date of December 10, 2012 and vests pursuant to the following schedule: 25% of the shares subject to the award vested on August 6, 2013, and 1/48th of the shares subject to the award vest on each monthly anniversary thereafter.
(5)	The option award has a grant date of September 9, 2013 and vests pursuant to the following schedule: 1/48th of the shares subject to the award vested on of October 9, 2013, and 1/48th of the shares subject to the award vest on each monthly anniversary thereafter.
(6)	The restricted stock award has a grant date of February 28, 2013 and vests pursuant to the following schedule: 1/3 of the shares subject to the award vested on February 28, 2014, and 1/48th of the shares subject to the award vest on each monthly anniversary thereafter. The market value of the restricted stock award has been determined by multiplying the number of shares subject to the restricted stock award by the closing market price of our common stock on the Nasdaq Capital Market on December 31, 2014 of $6.85.
(7)	The option award has a grant date of August 11, 2014 and vests pursuant to the following schedule: 25% of the shares subject to the award vest on August 11, 2015, and 1/48th of the shares subject to the award vest on each monthly anniversary thereafter.

Potential Payments upon Termination or Change in Control

Except as described below, we do not have any agreements, plans or arrangements that provide for payments or benefits to our named executive officers in connection with the resignation, retirement or other termination, a change in control, or a change in a named executive officer’s responsibilities following a change in control.

Severance and Change in Control Severance Plan

On December 16, 2013, our board of directors approved and adopted the Ignyta, Inc. 2013 Severance and Change in Control Severance Plan, or the Severance Plan, for the benefit of certain employees of our company or any of our parents or subsidiaries as designated by our board of directors, or our Covered Employees. Our board of directors adopted the Severance Plan to provide assurances of specified severance benefits to Covered Employees whose employment is subject to involuntarily termination by us other than for Cause (as defined in the Severance Plan) under the circumstances described in the Severance Plan, including, but not limited to, following a Change in Control (as defined in the Severance Plan). The severance benefits each Covered Employee could be entitled to receive under the Severance Plan are determined pursuant to each Covered Employee’s classification as a Tier 1 Covered Employee, Tier 2 Covered Employee or Tier 3 Covered Employee. Covered Employees are classified as follows:

•	“Tier 1 Covered Employee” means our Chief Executive Officer.

•	“Tier 2 Covered Employee” means a C-level employee of our company who has been designated by our board of directors as eligible to participate in the Severance Plan.

•	“Tier 3 Covered Employee” means a Vice President-level employee of our company who has been designated by our board of directors as eligible to participate in the Severance Plan.

Pursuant to the Severance Plan, if, at any time before or after the 12-month period beginning on the date of a Change in Control, we (or any of our parents or subsidiaries) terminate a Covered Employee’s employment other than for Cause (and other than due to death or Disability (as defined in the Severance Plan)), then the Covered Employee will be entitled to receive the following severance benefits, subject to his or her execution of a release of claims and compliance with certain restrictive covenants, including with respect to non-solicitation and non-disparagement:

•	Continued payment of Base Pay (as defined in the Severance Plan) for 12 months, nine months or six months following termination in the case of a Tier 1, Tier 2 or Tier 3 Covered Employee, respectively; and

•	Company-paid COBRA coverage for 12 months, nine months or six months following termination in the case of a Tier 1, Tier 2 or Tier 3 Covered Employee, respectively.

Pursuant to the Severance Plan, if, at any time on or within the 12 month period following a Change in Control, we (or any of our parents or subsidiaries) terminate a Covered Employee’s employment other than for Cause (and other than due to death or Disability), then the Covered Employee will be entitled to receive the following severance benefits, subject to his or her execution of a release of claims and compliance with certain restrictive covenants, including with respect to non-solicitation and non-disparagement:

•	The following aggregate cash amount paid in installments over the following time period:

•	In the case of a Tier 1 Covered Employee, the sum of 1.5 times annualized Base Pay and 1.5 times Target Bonus (each as defined in the Severance Plan) paid in equal installments over the 18-month period following termination;

•	In the case of a Tier 2 Covered Employee, the sum of 1.0 times annualized Base Pay and 1.0 times Target Bonus paid in equal installments over the 12-month period following termination; or

•	In the case of a Tier 3 Covered Employee, the sum of 0.75 times annualized Base Pay and 0.75 times Target Bonus paid in equal installments over the nine-month period following termination.

•	Company-paid COBRA coverage for 18 months, 12 months or nine months following termination in the case of a Tier 1, Tier 2 or Tier 3 Covered Employee, respectively.

•	100% accelerated vesting of the Covered Employee’s Equity Compensation Awards (as defined in the Severance Plan).

The severance benefits prescribed by the Severance Plan are subject to a Section 280G better-off cutback provision, which provides that, in the event that the benefits provided to the Covered Employee pursuant to the Severance Plan or otherwise constitute parachute payments with the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, or the Code, the Covered Employee’s severance benefits under the Severance Plan will either be delivered in full or reduced to the extent necessary to avoid an excise tax under Section 4999 of the Code, whichever would result in the Covered Employee receiving the largest amount of severance benefits on an after-tax basis.

The Severance Plan has an initial term of three years commencing on December 16, 2013 and will automatically terminate on the third anniversary thereof unless otherwise extended by our board of directors.

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2014 (in thousands, except per share data).

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Amended and Restated 2011 Stock Incentive Plan (1)	566,325	$3.24	—
2014 Incentive Award Plan (2)	868,000	$7.85	2,233,319
Equity compensation plans not approved by security holders:
Amended and Restated 2011 Stock Incentive Plan (1) (3)	847,331	$7.19	—
Employment Inducement Incentive Award Plan (4)	710,000	$7.32	—

(1)

The material features of the Amended and Restated 2011 Stock Incentive Plan are described in footnote 8 to our financial statements for the fiscal year ended December 31, 2014. Effective June 11, 2014, the 2014 Incentive Award Plan replaced the Amended and Restated 2011 Stock Incentive Plan and the Employment Inducement Incentive Award Plan, and our board of directors will not grant any future awards under the Amended and Restated 2011 Stock Incentive Plan or the Employment Inducement Incentive Award Plan.
(2)	The material features of the 2014 Incentive Award Plan are described in footnote 8 to our financial statements for the fiscal year ended December 31, 2014.
(3)	On December 16, 2013, our board of directors approved an amendment to the Amended and Restated 2011 Stock Incentive Plan to increase the total number of shares of our common stock available for issuance thereunder from 712,652 shares to 2,712,652 shares. That amendment became effective on December 16, 2013 upon the approval thereof by our board of directors; however, our stockholders did not approve such increase to the share reserve. Effective June 11, 2014, the 2014 Incentive Award Plan replaced the Amended and Restated 2011 Stock Incentive Plan and the Employment Inducement Incentive Award Plan, and our board of directors will not grant any future awards under the Amended and Restated 2011 Stock Incentive Plan or the Employment Inducement Incentive Award Plan.
(4)	The material features of the Employment Inducement Incentive Award Plan are described in footnote 8 to our financial statements for the fiscal year ended December 31, 2014. Effective June 11, 2014, the 2014 Incentive Award Plan replaced the Amended and Restated 2011 Stock Incentive Plan and the Employment Inducement Incentive Award Plan, and our board of directors will not grant any future awards under the Amended and Restated 2011 Stock Incentive Plan or the Employment Inducement Incentive Award Plan.

Policies Regarding Tax Deductibility of Compensation

Within our performance-based compensation program, we aim to compensate the named executive officers in a manner that is tax-effective for us without sacrificing the effectiveness of the incentive programs being offered to executives. Section 162(m) of the Code restricts the ability of publicly held companies to take a federal income tax deduction for compensation paid to certain of their executive officers to the extent that compensation exceeds $1.0 million per covered officer in any fiscal year. However, this limitation does not apply to compensation that is “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code.

The non-performance based compensation paid in cash to our executive officers for the 2013 and 2014 fiscal years did not exceed the $1.0 million limit per officer.

While we consider the tax deductibility of each element of executive compensation as a factor in our overall compensation program, the compensation committee retains the discretion to approve compensation that may not qualify for the compensation deduction if, in light of all applicable circumstances, it would be in our best interest for such compensation to be paid without regard to whether it may be tax deductible.

Director Compensation

On December 16, 2013, our board of directors approved a director compensation program applicable to our non-employee directors. That program provides for annual cash compensation of $35,000 for each non-employee member of our board of directors. In addition, our lead independent director, if any, will receive an additional annual cash retainer of $20,000, the chair of our audit committee will receive an additional annual cash retainer of $15,000, the chair of our compensation committee will receive an additional annual cash retainer of $10,000 and the chair of our nominating and corporate governance committee will receive an additional annual cash retainer of $7,500. Audit committee members will receive an additional annual cash retainer of $7,500, compensation committee members will receive an additional annual cash retainer of $5,000 and nominating and corporate governance committee members will receive an additional annual cash retainer of $3,500.

In addition, it is contemplated that each of our non-employee directors will be eligible to receive annual equity awards, and that upon appointment, new non-employee directors will be eligible to receive an initial equity award. It is anticipated that all such equity awards will be granted under the Ignyta, Inc. 2014 Incentive Award Plan, or the 2014 Plan, or any other equity compensation plan our board of directors and stockholders may approve and adopt in the future. The type of any such award, the amount of shares subject to the award, the vesting schedule and all other terms thereof will be subject to the discretion and approval of our board of directors on an annual basis.

On February 28, 2014, in connection with their appointment as non-employee directors, our board of directors granted to each of Dr. Freddo and Dr. Bristol an option to purchase 24,000 shares of our common stock under the Ignyta, Inc. Amended and Restated 2011 Stock Incentive Plan, or the 2011 Plan, at an exercise price equal to $8.95, the fair market value of our common stock on the grant date. The options vested as to 1/3 of the total number of shares subject to the award on February 28, 2015, and 1/36th of the total number of shares subject to the award on each monthly anniversary thereafter, subject to the recipient’s continued service with us as a member of our board of directors on each vesting date.

Dr. Freddo was granted an additional option to purchase 5,000 shares of our common stock under the 2014 Plan on August 11, 2014. The options will vest as to 1/3 of the total number of shares subject to the award on the one year anniversary of the vesting commencement date, and 1/36th of the total number of shares subject to the award will vest on each monthly anniversary thereafter, subject to Dr. Freddo’s continued service with us as a member of our board of directors on each vesting date.

Summary of Director Compensation

The table below summarizes all compensation earned by each of our non-employee directors for services performed during our fiscal year ended December 31, 2014. Dr. Lim is not in the table below because he receives no separate compensation for his services as a director of our company; all of the compensation earned by Dr. Lim during our 2014 fiscal year as an executive officer of our company is reflected in the Summary Compensation Table above.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)		All other compensation ($)		Total ($)
James Bristol, Ph.D.(2)	36,250	130,097	(6)	—		166,347
Alexander Casdin(3)	54,583	—		—		54,583
Heinrich Dreismann, Ph.D.(4)	49,583	—		—		49,583
James Freddo, M.D.(5)	41,667	153,435	(7)	71,675	(8)	266,777

(1)	Amounts represent the grant date fair value of the option awards, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. For information on the valuation assumptions with respect to these option grants, refer to footnotes 1 and 8 in our financial statements for the fiscal year ended December 31, 2014.
(2)	As of December 31, 2014, Dr. Bristol had the following options outstanding: 24,000 shares at an exercise price of $8.95.
(3)	As of December 31, 2014, Mr. Casdin had the following options outstanding: 6,666 shares at an exercise price of $0.57, 10,000 shares at an exercise price of $1.02 and 24,000 shares at an exercise price of $6.00.
(4)	As of December 31, 2014, Dr. Dreismann had the following options outstanding: 6,666 shares at an exercise price of $0.18, 10,000 shares at an exercise price of $1.02 and 24,000 shares at an exercise price of $6.00.
(5)	As of December 31, 2014, Dr. Freddo had the following options outstanding: 6,666 shares at an exercise price of $1.02, 24,000 shares at an exercise price of $8.95 and 5,000 shares at an exercise price of $7.59.
(6)	The option award has a grant date of February 28, 2014 and vests pursuant to the following schedule: 33% of the shares subject to the award vested on February 28, 2015, and 1/36th of the shares subject to the award will vest on each monthly anniversary thereafter.
(7)	Consists of an option award with a grant date of September 9, 2013, an option award with a grant date of February 28, 2014 and an option award with a grant date of August 11, 2014. Each of the awards vests pursuant to the following schedule: 33% of the shares subject to the award vest on the first anniversary of the grant date, and 1/36th of the shares subject to the award vest on each monthly anniversary thereafter.
(8)	Amount represents consulting fees paid to Dr. Freddo for services prior to his appointment to the board of directors.

Compensation Committee Interlocks and Insider Participation

We did not have a compensation committee until February 28, 2014. On that date, Dr. Bristol, Mr. Casdin and Dr. Dreismann were appointed to our compensation committee. None of the members of our compensation committee has ever been one of our officers or employees. None of our executive officers currently serves, or has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2015, by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our current directors and the named executive officers identified under the heading “Executive Compensation,” (iii) certain of our other executive officers that may be named executive officers for the fiscal year ending December 31, 2015, and (iv) all of those directors and executive officers as a group. We have determined beneficial ownership in accordance with applicable rules of the SEC, and the information reflected in the table below is not necessarily indicative of beneficial ownership for any other purpose. Under applicable SEC rules, beneficial ownership includes any shares of common stock as to which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days after February 28, 2015 through the exercise of any option, warrant or right or through the conversion of any convertible security. Unless otherwise indicated in the footnotes to the table below and subject to community property laws where applicable, we believe, based on the information furnished to us, that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The information set forth in the table below is based on 19,584,769 shares of our common stock issued and outstanding on February 28, 2015. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after February 28, 2015. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the address for each person listed in the table below is c/o Ignyta, Inc., 11111 Flintkote Avenue, San Diego, California 92121.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5% Stockholders:
City Hill Venture Partners I, LLC(1)	3,316,668	16.9%
Armistice Capital, LLC (2)(2)	1,513,100	7.7%
FMR LLC(3)	1,429,609	7.3%
JP Morgan Chase & Co.(4)	1,098,528	5.6%

Directors and Executive Officers:
Jonathan E. Lim, M.D.(5)	3,473,750	17.6%
Zachary Hornby(6)	151,874	*
Jacob Chacko. M.D.	3,438	*
Matthew W. Onaitis(7)	58,333	*
Robert Wild Ph.D.	0	*
Pratik Multani, M.D.	0	*
Adrian Senderowicz, M.D.	0	*
Sara Zaknoen, M.D.	0	*
James Bristol, Ph.D.(8).	26,000	*
Alexander Casdin(9)	121,130	*
Heinrich Dreismann, Ph.D.(10)	22,611	*
James Freddo, M.D.(11)	15,999	*
All Current Directors and Executive Officers as a Group (10 persons)(12)	3,873,135	19.4%

(1)	Dr. Jonathan E. Lim, our President, Chief Executive Officer and Chairman of our board of directors, is the Manager of City Hill Ventures, LLC, which is the Manager of City Hill Venture Partners I, LLC, and as such he and City Hill Ventures, LLC have the power to vote or dispose of the securities held of record by City Hill Venture Partners I, LLC and may be deemed to beneficially own those securities. Dr. Lim disclaims beneficial ownership of the securities held of record by City Hill Venture Partners I, LLC except to the extent of his pecuniary interest therein. The address of City Hill Venture Partners I, LLC is 11575 Sorrento Valley Road, Suite 200, San Diego, California 92121.
(2)	Based on information disclosed in the Schedule 13G/A filed with the SEC on February 17, 2015. Armistice Capital, LLC, Armistice Capital Master Fund Ltd. and Steven Boyd share voting power and dispositive power over all of the shares. Mr. Boyd is the Managing Member of Armistice Capital, LLC and Director of Armistice Capital Master Fund Ltd., and he disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein. The address of Armistice Capital is 623 Fifth Avenue, New York, New York 10022.
(3)

Based on information disclosed in the Schedule 13G filed by FMR LLC, Edward C. Johnson III, Abigail P. Johnson and Select Biotechnology Portfolio with the SEC on February 16, 2015. FMR LLC has the sole power to dispose or direct the disposition of all of such shares. Neither FMR LLC nor Edward C. Johnson III nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co.”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co. carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.
(4)	Based on information disclosed in the Schedule 13G filed with the SEC on January 29, 2015. JP Morgan Chase & Co. beneficially owns 1,098,528 shares. JP Morgan Chase & Co. has the sole power to dispose or direct the disposition of all of such shares, and sole power to vote 921,342 of such shares. The address of JP Morgan Chase & Co. is 270 Park Avenue, New York, New York 10017.
(5)	Represents (a) 3,316,668 shares of our common stock held by City Hill Venture Partners I, LLC, with respect to which Dr. Lim has sole voting and investment control, and (b) 152,082 shares underlying options held by Dr. Lim and exercisable within 60 days following February 28, 2015.
(6)	Includes 120,207 shares underlying options held by Mr. Hornby and exercisable within 60 days following February 28, 2015.
(7)	Represents 58,333 shares underlying options held by Mr. Onaitis and exercisable within 60 days following February 28, 2015.
(8)	Includes 9,333 shares underlying options held by Dr. Bristol and exercisable within 60 days following February 28, 2015.
(9)	Includes 21,130 shares underlying options held by Mr. Casdin and exercisable within 60 days following February 28, 2015.
(10)	Represents 22,611 shares underlying options held by Dr. Dreismann and exercisable within 60 days following February 28, 2015.
(11)	Represents 15,999 shares underlying options held by Dr. Freddo and exercisable within 60 days following February 28, 2015.
(12)	Includes 399,695 shares underlying options exercisable within 60 days following February 28, 2015.

Equity Compensation Plans

Information about our equity compensation plans is incorporated by reference to Item 11 of Part III of this Annual Report on Form 10-K.

Item 13. Certain Relationships, Related Transactions and Director Independence

Except as described below and except for compensation for employment or services provided in other roles, since our inception there has not been, nor is there currently proposed, any transaction to which we are or were a party in which the amount involved exceeds the lesser of $120,000 and 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our current directors, executive officers, holders of more than 5% of any class of our voting securities or any of their respective affiliates or immediate family members, had, or will have, a direct or indirect material interest.

We also describe below certain other transactions with our directors, executive officers and stockholders. Pursuant to the written charter of our audit committee, the audit committee is responsible for reviewing and approving all transactions in which we are a participant and in which any parties related to us, including our executive officers, our directors, beneficial owners of more than 5% of our securities, immediate family members of the foregoing persons and any other persons whom our board of directors determines may be considered related parties under Item 404 of Regulation S-K, has or will have a direct or indirect material interest. All of the transactions described in this section occurred prior to the adoption of the audit committee charter.

Parent

On November 6, 2013, City Hill Venture Partners I, LLC, or City Hill, and Alexander Casdin, among other investors, purchased shares of the common stock of Parent in a private placement for a per share purchase price of $6.00, with City Hill purchasing 333,334 shares for an aggregate purchase price of $2,000,004, and Mr. Casdin purchasing 50,000 shares for an aggregate purchase price of $300,000. Jonathan Lim is the Manager of City Hill Ventures, LLC, which is the Manager of City Hill, and City Hill is a holder of more than 5% of the outstanding capital stock of Ignyta as of February 28, 2015. Mr. Casdin is currently a member of the board of directors of Ignyta.

Each of our directors and officers that was an investor in or held a director, officer or other position with us prior to the closing of the October 2013 merger in which we became the wholly-owned subsidiary of Parent, were issued shares of our common stock as consideration for the cancellation of their equity holdings in us upon the closing of the merger. Each of our directors and officers that was an investor in or held a director, officer or other position with us prior to the closing of the June 2014 merger of us and Parent, were issued shares of our common stock as consideration for the cancellation of their equity holdings in Parent upon the closing of the merger.

Ignyta

On July 26, 2011 and March 21, 2012, City Hill purchased an aggregate of 833,334 shares of our series A preferred stock, for a per share purchase price of $0.60 and an aggregate purchase price of $500,000. In addition, (i) on June 22, 2012, City Hill and Alexander Casdin, among other investors, purchased shares of our series B preferred stock for a per share purchase price of $3.00, with City Hill purchasing 500,000 shares for an aggregate purchase price of $1,500,000, and Mr. Casdin purchasing 33,334 shares for an aggregate purchase price of $100,000, and (ii) on December 21, 2012, City Hill, Mr. Casdin and Zachary Hornby, among other investors, purchased shares of our series B preferred stock for a per share purchase price of $3.00, with City Hill purchasing an additional 83,334 shares for an aggregate purchase price of $250,000, Mr. Casdin purchasing an additional 16,667 shares for an aggregate purchase price of $50,000, and Mr. Hornby purchasing 8,334 shares for an aggregate purchase price of $25,000. Jonathan Lim is the Manager of City Hill Ventures, LLC, which is the Manager of City Hill, and City Hill is a holder of more than 5% of the outstanding capital stock of Ignyta as of February 28, 2015. Mr. Casdin is currently a member of the board of directors of Ignyta. Mr. Hornby currently serves as the Chief Operating Officer of Ignyta.

On May 20, 2013, we closed our acquisition of Actagene, by way of Actagene’s merger with and into us. As consideration for the cancellation of the shares of Actagene held by its stockholders upon the closing of that merger, we issued to each such stockholder a number of shares of our common stock based on a specified ratio. Jonathan Lim was a director, and City Hill was the controlling stockholder, of both Ignyta and Actagene immediately prior to the closing of the merger. As a result of its equity ownership of Actagene, City Hill was issued an aggregate of 1,000,000 shares of our common stock as consideration upon the closing of the merger. Pursuant to a valuation completed shortly following the merger with Actagene, our common stock had a fair market value of $1.02 per share as of the date of such valuation, resulting in an aggregate fair market value of approximately $1,020,000 for the shares of our common stock issued to City Hill (and thereby controlled by Dr. Lim) in connection with the merger with Actagene. We have accounted for the merger with Actagene as a combination of entities under common control, and as a result the shares issued as merger consideration were valued for accounting purposes at $0.003 per share.

Registration Rights Agreement

In November 2013, we entered into a registration rights agreement with the investors that participated in private placements of our common stock. Pursuant to the terms of the registration rights agreement, on December 19, 2013 we filed with the SEC a registration statement to register for resale all of the 9,010,238 shares of our common stock issued in such private placements, which registration statement was subsequently declared effective by the SEC on February 11, 2014.

Indemnification of Officers and Directors

Our second amended and restated certificate of incorporation provides for indemnification of our directors and officers substantially identical in scope to that permitted under applicable Delaware law. Our second amended and restated certificate of incorporation also provides that the expenses of our directors and officers incurred in defending any applicable action, suit or proceeding must be paid by us as they are incurred and in advance of the final disposition of the action, suit or proceeding, provided that the required undertaking by the director or officer is delivered to us.

We have also entered into separate indemnification agreements with each of our current directors and executive officers consistent with Delaware law and in the form approved by our board of directors and our stockholders, and we contemplate entering into such indemnification agreements with directors and certain executive officers that may be elected or appointed in the future. Those indemnification agreements require that under the circumstances and to the extent provided for therein, we indemnify such persons to the fullest extent permitted by applicable law against certain expenses incurred by any such person as a result of such person being made a party to certain actions, suits and proceedings by reason of the fact that such person is or was a director, officer, employee or agent of our company, any entity that was a predecessor corporation of our company or any of our affiliates. The rights of each person who is a party to such an indemnification agreement are in addition to any other rights such person may have under applicable Delaware law, our second amended and restated certificate of incorporation, our bylaws, any other agreement, any vote of our stockholders, a resolution adopted by our board of directors or otherwise. We also maintain a customary insurance policy that indemnifies our directors and officers against various liabilities, including liabilities arising under the Securities Act, that may be incurred by any director or officer in his or her capacity as such.

Director Independence

Our board of directors has determined that all of our directors are independent directors within the meaning of the applicable Nasdaq listing standards, except for Jonathan Lim, our President and Chief Executive Officer.

Item 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for services related to the fiscal years ended December 31, 2014 and 2013, by Mayer Hoffman McCann P.C., our independent registered public accounting firm.

	Year Ended December 31,
	2014	2013
Audit Fees(1)	$161,034	$125,108
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

	$161,034	$125,108

(1)	Audit Fees consist of fees billed for professional services performed by Mayer Hoffman McCann P.C. for the audit of our annual financial statements, due diligence procedures to support comfort and/or consent letters in connection with our 2014 public offering and the resale registration statement relating to our 2013 private placements of common stock, and related services that are normally provided in connection with statutory and regulatory filings or engagements. Mayer Hoffman McCann P.C. leases substantially all its personnel, who work under the control of Mayer Hoffmann McCann P.C. shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure.

Pre-Approval Policies and Procedures

Our audit committee has established a policy that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the audit committee. Prior to February 28, 2014, when our audit committee was formed, our full board of directors had responsibility for the activities that were delegated to the audit committee. All audit and permissible non-audit services were pre-approved by our audit committee or board of directors in accordance with this policy during the fiscal year ended December 31, 2014. These services may include audit services, audit-related services, tax services and other services. The audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report.

1. Financial Statements. The following financial statements of Ignyta, Inc., together with the report thereon of Mayer Hoffman McCann P.C., an independent registered public accounting firm, are included in this Annual Report on Form 10-K:

2. Financial Statement Schedules.

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits.

A list of exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) See Item 15(a)(2) above.

(c) See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGNYTA, INC.

Date: March 12, 2015	By:	/s/ Jonathan E. Lim, M.D.
Jonathan E. Lim, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan E. Lim, M.D. Jonathan E. Lim, M.D.	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 12, 2015

/s/ Jacob Chacko, M.D. Jacob Chacko, M.D.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2015

/s/ Alexander Casdin Alexander Casdin	Director	March 12, 2015

/s/ Heinrich Dreismann, Ph.D. Heinrich Dreismann, Ph.D.	Director	March 12, 2015

/s/ James Freddo, M.D. James Freddo, M.D.	Director	March 12, 2015

/s/ James Bristol, Ph.D. James Bristol, Ph.D.	Director	March 12, 2015

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

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated May 7, 2013, by and between Ignyta, Inc. and Actagene Oncology, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

2.2	Agreement and Plan of Merger and Reorganization, dated October 31, 2013, by and among Ignyta, Inc. (then known as Infinity Oil & Gas Company), IGAS Acquisition Corp., and Ignyta, Inc. (then known as Ignyta Operating, Inc.) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

2.3	Agreement and Plan of Merger, dated June 12, 2014, by and among Ignyta, Inc. (then known as Ignyta Operating, Inc.), and its parent entity Ignyta, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

3.1	Second Amended and Restated Certificate of Incorporation of Ignyta, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

3.2	Amended and Restated Bylaws of Ignyta, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

4.2	Warrant to Purchase Stock, issued to Silicon Valley Bank on June 25, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

4.3	Warrant to Purchase Stock, issued to Silicon Valley Bank on February 27, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

4.4	Warrant to Purchase Common Stock, dated November 6, 2013, issued to Nerviano Medical Sciences S.r.l. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2013).

4.5	Warrant to Purchase Stock, issued to Silicon Valley Bank on September 30, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2014).

4.6	Warrant to Purchase Stock, issued to Life Science Loans, LLC on September 30, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2014).

10.1#	Ignyta, Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

10.2#	Amendment No. 1 to the Ignyta, Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2013).

10.3#	Form of Stock Option Award Agreement under the Ignyta, Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

10.4#	Form of Restricted Stock Award Agreement under the Ignyta, Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

10.5#	Ignyta, Inc. Employment Inducement Incentive Award Plan and form of stock option agreement thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014).

10.6#	Ignyta, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

10.7#	Form of Stock Option Agreement under the Ignyta, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

Exhibit Number	Description of Exhibit

10.8	License Agreement, dated October 10, 2013, by and between Ignyta, Inc. (then known as Ignyta Operating, Inc.) and Nerviano Medical Sciences, S.r.l., as amended by that certain Amendment No. 1 to License Agreement, dated October 25, 2013, by and between Ignyta, Inc. and Nerviano Medical Sciences, S.r.l. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013) (portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the SEC).

10.9	Amendment No. 2 to License Agreement, dated December 12, 2014 by and between Ignyta, Inc. and Nerviano Medical Sciences, S.r.l. (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K filed with the SEC on February 17, 2015) (portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the SEC),

10.10	Lease, dated February 19, 2013, by and between Ignyta, Inc. and BMR-Coast 9 LP (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

10.11	Third Amendment to Lease between Ignyta, Inc. and BMR-Coast 9 LP dated April 18, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2014).

10.12#	Form of Indemnification Agreement by and between Ignyta, Inc. and each of its current directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

10.13	Form of Securities Purchase Agreement, dated November 1, 2013, by and among Ignyta, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2013).

10.14	Form of Registration Rights Agreement, dated November 6, 2013, by and among Ignyta, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2013).

10.15	Form of Securities Purchase Agreement, dated November 27, 2013, by and among Ignyta, Inc. and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2013).

10.16#	Ignyta, Inc. Severance and Change in Control Severance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2013).

10.17#	Letter agreement, dated February 5, 2014, between Ignyta, Inc. and Dr. Patrick O’Connor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2014).

10.18	License Agreement, dated August 4, 2014, by and between Ignyta, Inc. and Nerviano Medical Sciences, S.r.l. (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed with the SEC on January 30, 2015) (portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the SEC).

10.19	Second Amended and Restated Loan and Security Agreement, dated September 30, 2015, between Ignyta, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2014).

23.1*	Consent of Mayer Hoffmann McCann P.C.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Description of Exhibit

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ignyta, Inc.

San Diego, California

We have audited the accompanying balance sheets of Ignyta, Inc. as of December 31, 2014 and 2013, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ignyta, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

San Diego, CA

March 12, 2015

Ignyta, Inc.

Balance Sheets

	December 31, 2014	December 31, 2013
Assets

Current Assets
Cash and cash equivalents	$6,345,663	$51,803,716
Short term investments	63,200,563	—
Prepaid expenses and other current assets	1,731,521	671,373

Total current assets	71,277,747	52,475,089

Fixed Assets — Net	6,280,909	830,706

Long term investments	7,086,700	—
Other Assets	658,716	13,045

	$85,304,072	$53,318,840

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$975,264	$811,600
Accrued expenses and other liabilities	4,929,601	590,235
Note payable, current portion	1,400,000	—
Lease payable, current portion	171,638	—
Warrant liability	—	129,400

Total current liabilities	7,476,503	1,531,235
Note payable, net of current portion and discount	18,830,136	8,950,000
Lease payable, net of current portion	344,188	—
Other liabilities	2,705,319	1,050,000

Total liabilities	29,356,146	11,531,235

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred Stock, $.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common Stock, $.0001 par value; 150,000,000 shares authorized: 19,584,769 and 13,934,876 shares issued and outstanding, respectively	1,958	1,393
Additional paid-in capital	111,561,894	57,359,152
Accumulated deficit	(55,562,586)	(15,572,940)
Accumulated other comprehensive loss	(53,340)	—

Total stockholders’ equity	55,947,926	41,787,605

	$85,304,072	$53,318,840

The accompanying notes are an integral part of these financial statements.

Ignyta, Inc.

Statements of Operations and Comprehensive Loss

	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenue	$150,000	$—

Expenses
Research and development	30,505,432	10,170,866
General and administrative	9,493,463	3,730,941

Loss from Operations	(39,848,895)	(13,901,807)

Other Income (Expense)
Other income (expense)	13,206	(105,952)
Interest income (expense)	(141,627)	(203,789)

Total Other Income (Expense)	(128,421)	(309,741)

Loss Before Income Taxes	(39,977,316)	(14,211,548)
Income tax provision	12,330	2,095

Net Loss	$(39,989,646)	$(14,213,643)

Basic and diluted loss per share	$(2.18)	$(3.83)
Weighted average shares	18,327,757	3,711,885

Comprehensive Loss
Net loss	$(39,989,646)	$(14,213,643)
Unrealized loss on available for sale securities	(53,340)	—

Comprehensive loss	$(40,042,986)	$(14,213,643)

The accompanying notes are an integral part of these financial statements.

Ignyta, Inc.

Statements of Stockholders’ Equity

	Convertible Preferred Stock						Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Series A		Series B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	833,334	84	1,835,000	183	653,334	65	5,919,733	(1,359,297)	—	4,560,768
Issuance of Common Stock due to stock options exercised	—	—	—	—	12,290	1	2,999	—	—	3,000
Issuance of Restricted Stock due to Actagene merger	—	—	—	—	1,583,336	158	5,542	—	—	5,700
Conversion of Common Stock due to reverse merger	(833,334)	(84)	(1,835,000)	(183)	2,675,678	267	—	—	—	—
Issuance of Common Stock net of $3,047,687 in offering costs	—	—	—	—	9,010,238	902	51,012,839	—	—	51,013,741
Stock-based compensation expense	—	—	—	—	—	—	370,439	—	—	370,439
Issuance of Warrant	—	—	—	—	—	—	47,600	—	—	47,600
Net loss	—	—	—	—	—	—	—	(14,213,643)	—	(14,213,643)

Balance at December 31, 2013	—	—	—	—	13,934,876	1,393	57,359,152	(15,572,940)	—	41,787,605
Issuance of Common Stock due to stock options exercised	—	—	—	—	18,143	2	6,898	—	—	6,900
Repurchase of Restricted Stock	—	—	—	—	(400,000)	(40)	(1,400)	—	—	(1,440)
Issuance of Common Stock net of $3,608,670 in offering costs	—	—	—	—	6,031,750	603	51,581,239	—	—	51,581,842
Stock-based compensation expense	—	—	—	—	—	—	2,282,605	—	—	2,282,605
Issuance of Warrant	—	—	—	—	—	—	208,400	—	—	208,400
Reclass of warrant liability due to removal of anti-dilution provision	—	—	—	—	—	—	125,000	—	—	125,000
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	—	(53,340)	(53,340)
Net loss	—	—	—	—	—	—	—	(39,989,646)	—	(39,989,646)

Balance at December 31, 2014	—	$—	—	$—	19,584,769	$1,958	$111,561,894	$(55,562,586)	$(53,340)	$55,947,926

The accompanying notes are an integral part of these financial statements.

Ignyta, Inc.

Statements of Cash Flows

	Year Ended December 31, 2014	Year Ended December 31, 2013
Cash Flows From Operating Activities
Net loss	$(39,989,646)	$(14,213,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	527,675	112,380
Loss on sale of assets	4,141	29,351
Stock-based compensation	2,282,605	370,439
Change in fair value of warrant liabilities	(4,400)	76,600
Accretion and amortization on debt securities	887,459	—
Warrant issued for license agreement	—	47,600
Amortization of non-cash financing costs	368,438	153,482
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other current assets	(800,721)	(672,569)
Accounts payable trade	163,664	519,645
Accrued expenses and other liabilities	4,072,944	503,643

Net cash used in operating activities	(32,487,841)	(13,073,072)

Cash Flows From Investing Activities
Purchases of investments	(89,286,432)	—
Sales of investments	18,058,370	—
Purchases of fixed assets	(3,117,375)	(687,960)
Proceeds received from sale of assets	15,500	10,000

Net cash used by investing activities	(74,329,937)	(677,960)

Cash Flows From Financing Activities
Net proceeds from issuance of Common Stock	51,581,842	51,013,741
Proceeds from issuance of notes payable	21,000,000	11,000,000
Payments on notes payable	(10,000,000)	(1,500,000)
Payment of deferred financing costs	(1,050,000)	—
Payment of financing costs	(155,000)	—
Payments on leases payable	(22,577)	—
Net (repurchase)/proceeds from issuance of Restricted Stock	(1,440)	5,700
Net proceeds from stock options exercised	6,900	3,000

Net cash provided by financing activities	61,359,725	60,522,441

Net Change in Cash and Cash Equivalents	(45,458,053)	46,771,409

Cash and Cash Equivalents at Beginning of Period	51,803,716	5,032,307

Cash and Cash Equivalents at End of Period	$6,345,663	$51,803,716

Supplemental Disclosures of Cash Flow Information:
Interest	$1,884,353	$51,122
Income taxes	$5,304	$2,095
Noncash investing and Financing Activities:
Warrants issued with debt financing recorded as debt discount	$208,400	$28,300
Final loan fee recorded as debt discount	$630,000	$1,050,000
Leased capital equipment	$538,403	$—
Leasehold improvement paid by landlord	$2,341,741	$—
Warrant reclass due to removal of anti-dilution provision	$125,000	$—
Unrealized loss on available for sale securities	$53,340	$—

The accompanying notes are an integral part of these financial statements.

Ignyta, Inc.

Notes to Financial Statements

1. Summary of Significant Accounting Policies	A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Nature of operations	Ignyta, Inc. (“Ignyta”) was founded in 2011 and is incorporated in the state of Delaware. On June 12, 2014, Ignyta, Inc., a corporation incorporated in the state of Nevada, merged with and into Ignyta (then known as Ignyta Operating, Inc.) with Ignyta Operating, Inc. surviving the merger and changing its name to Ignyta, Inc. (see Note 2).

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

Liquidity	As of December 31, 2014, the Company had an accumulated deficit of approximately $55,563,000. The Company also had negative cash flow from operations of approximately $32,488,000 during the twelve months ended December 31, 2014.

The Company expects that it will need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products.

We are currently focused primarily on the development of our entrectinib, RXDX-103 and Spark programs. We believe such activities will result in our continued incurrence of significant research and development and other expenses related to those programs. If the clinical trials for any of our products fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of our product candidates, if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash on hand and through additional financing. We cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to us or to our stockholders.

While we expect that our existing cash, cash equivalents and available-for-sale securities will enable us to fund our operations and capital expenditure requirements for at least the next twelve months, having insufficient funds may require us to delay, reduce, limit or terminate some or all of our development programs or future commercialization efforts or grant rights to develop and market product candidates that we might otherwise prefer to develop and market ourselves. Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern. If we raise additional funds from the issuance of equity securities, substantial dilution to our existing stockholders would likely result. If we raise additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict our ability to operate our business.

Use of estimates	The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Significant estimates used in preparing the financial statements include those assumed in computing the valuation allowance on deferred tax assets, the valuation of warrants, the useful life of assets and those assumed in calculating stock-based compensation expense.

Cash and cash equivalents	The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents primarily represent amounts invested in money market funds whose cost equals market value.

Investments	Investments consist of corporate notes and bonds and commercial paper. The Company classifies investments as available-for-sale at the time of purchase. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investments as of each balance sheet date to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the Statements of Operations. No other-than-temporary impairment charges have been recognized since inception.

Fixed assets	Fixed assets are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to seven years, or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term.

Impairment of long-lived assets	In accordance with authoritative guidance related to impairment or disposal of long-lived assets, management reviews the Company’s long-lived asset groups for impairment whenever events indicate that their book value may not be recoverable. When management determines that one or more impairment indicators are present for an asset group, it compares the book value of the asset group to net future undiscounted cash flows that the asset group is expected to generate. If the book value of the asset group is greater than the net future undiscounted cash flows that the asset group is expected to generate, it compares the fair value to the book value of the asset group. If the fair value is less than the book value, it recognizes an impairment loss. The impairment loss would be the excess of the book value of the asset group over its fair value. To date, the Company has not experienced any impairment losses on its long-lived assets used in operations.

Stock-based compensation	The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation, which establishes accounting for equity instruments exchanged for employee services. Under such provisions, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award using the Black-Scholes option-pricing model, and is recognized as an expense, under the straight-line method, over the employee’s requisite service period (generally the vesting period of the equity grant).

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

Fair value of financial instruments	The Company’s financial instruments consist of cash and cash equivalents, investments, prepaid expenses and other assets, accounts payable, accrued expenses, and notes payable. Fair value estimates of these instruments at a specific point in time are made based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of December 31, 2014 and December 31, 2013, the book values are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Derivative liabilities	The Company accounts for its warrants as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as derivative liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future events, expected volatility, expected life, yield, and risk free interest rate.

Income taxes	Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the combination of the tax payable for the year and the change during the year in deferred tax assets and liabilities.

Earnings per share (“EPS”)	Basic and diluted loss per common share have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. The Company’s basic and fully diluted EPS calculations are the same since the increased number of shares that would be included in the diluted calculation from the assumed exercise of stock equivalents would be anti-dilutive to the net loss in each of the years shown in the financial statements.

Comprehensive income (loss)	Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, are reported net of their related tax effect, to arrive at comprehensive income (loss).

Research and development costs	The Company is actively engaged in new product development efforts for which related costs are expensed as incurred.

Fair value measurement	Financial assets and liabilities are measured at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013 (in thousands):

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$6,346	$—	$—	$6,346	$51,804	$—	$—	$51,804
Short-term investments:
Corporate debt securities
Financial	—	34,788	—	34,788	—	—	—	—
Industrial	—	17,503	—	17,503	—	—	—	—
Utility	—	7,014	—	7,014	—	—	—	—
Commercial paper
Financial	—	3,896	—	3,896	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Total short-term investments	$—	$63,201	$—	$63,201	$—	$—	$—	$—
Long-term investments:
Corporate debt securities
Financial	—	3,230	—	3,230	—	—	—	—
Industrial	—	3,857	—	3,857	—	—	—	—
Utility	—	—	—	—	—	—	—	—
Total long-term investments	$—	$7,087	$—	7,087	$—	$—	$—	$—

Total assets measured at fair value	$6,346	$70,288	$—	$76,634	$51,804	$—	$—	$51,804

Liabilities:
Warrant liability	—	—	—	—	—	—	129	129

Total liabilities measured at fair value	$—	$—	$—	$—	$—	$—	$129	$129

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

The Company used Level 3 inputs for its valuation methodology for the warrant derivative liabilities. The warrants were reclassified to equity during the year due to the removal of the anti dilution provision in the Articles of Incorporation as referenced in the warrant agreements (see Note 9).

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

4. Investments	The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2014, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date. The Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in investment income.

The following table summarizes investments by security type as of December 31, 2014:

	December 31, 2014 (in thousands)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$63,239	$—	$(38)	$63,201
Corporate debt securities, long-term	$7,102	$—	$(15)	$7,087

Total	$70,341	$—	$(53)	$70,288

5. Fixed Assets	Fixed assets consisted of the following:

	December 31, 2014	December 31, 2013
Manufacturing and lab equipment	$3,837,967	$775,872
Office furniture	278,895	59,095
Computers and equipment	358,964	110,857
Software	112,451	—
Leasehold Improvements	2,326,963	—

	6,915,240	945,824

Less accumulated depreciation and amortization	(634,331)	(115,118)

	$6,280,909	$830,706

Depreciation expense for years ended December 31, 2014 and 2013 was $527,675 and $112,380, respectively.

6. Notes Payable	On September 30, 2014 the Company entered into an amended and restated loan and security agreement (the “New Loan Agreement”) with a financial institution. The New Loan Agreement replaced the prior loan and security agreement (the “Loan Agreement”) which was first entered into in June 2012, amended in February 2013 and amended and restated in December 2013. The amount borrowed under the New Loan Agreement was increased from $10,000,000 to $21,000,000, with an option to receive an additional $10,000,000, which may be drawn down at any time prior to September 30, 2015 provided the Company has initiated the Phase IIa portion of its ongoing, global Phase I/II clinical study of entrectinib and subject to other customary conditions for funding. All principal and interest due on the prior Loan Agreement was paid in full and the Company was advanced the net proceeds on September 30, 2014. This transaction was accounted for as a debt modification. Payments of principal and interest are due on the New Loan Agreement on a fully amortized basis of 30 months in equal monthly installments, commencing after a twelve-month period of interest only payments, such that all amounts owed under the New Loan Agreement will mature on April 1, 2018. The number of months of interest-only payments and the number of months over which the principal will be amortized each will be increased by six months if the second loan tranche has been drawn down or the Company has raised net proceeds of at least $50 million through the offering of its equity securities, in each case prior to October 31, 2015. Upon the final maturity date, the Company will also owe to the lender a final payment equal to 3% of the full principal amount under the New Loan Agreement. The final payment of $630,000, which is based on the initial amount borrowed under the New Loan Agreement, is presented as a debt discount on the related debt to be amortized to interest expense. Interest on the note was fixed on the date of funding at 8.56%. Pursuant to the New Loan Agreement, the Company is bound by certain affirmative and negative covenants setting forth actions that it must and must not take during the term thereof. Upon the occurrence of an event of default under the New Loan Agreement, subject to cure periods for certain events of default, all amounts owed by the Company thereunder shall begin to bear interest at a rate of 11.56% and may be declared immediately due and payable by SVB. The Company has granted SVB a security interest in substantially all of its personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed to SVB under the New Loan Agreement. The Company has also agreed not to encumber any of its intellectual property without SVB’s prior written consent.

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

Interest expense due to amortization of the debt discounts for the years ended December 31, 2014 and 2013 was $287,863, and $48,470, respectively.

Future minimum principal payments on notes payable are as follows:

Twelve Months ending December 31,
2015	$1,400,000
2016	8,400,000
2017	8,400,000
2018	2,800,000

Total	$21,000,000

7. Stockholders’ Equity	The Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock, with the preferred stock having the rights, preferences and privileges that our Board of Directors may determine from time to time. Each share of the Company’s common stock is entitled to one vote, and all shares rank equally as to voting and other matters.

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

Stock option activity	There are a total of 3,000,000 shares of common stock reserved under the 2014 Plan, plus one share for each share subject to a stock option that was outstanding under the 2011 Plan as of the effective date of the 2014 Plan that subsequently expires, is forfeited or is settled in cash. As of December 31, 2014, 2,233,319 shares remain available under the 2014 Plan. There were a total of 2,712,652 shares of common stock reserved under the 2011 Plan. Under applicable rules of the NASDAQ Stock Market, the Company may not make additional grants under the 2011 Plan unless the 2011 Plan is approved by the Company’s stockholders. The Company did not seek stockholder approval and adopted the 2014 Plan. There were a total of 1,000,000 shares of common stock reserved under the Inducement Plan. From and after the effective date of the 2014 Plan, no additional equity grants may be made by the Company under the 2011 Plan or the Inducement Plan.

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

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2012	156,659	$0.36	—	$—

Granted	1,061,325	4.60	—	—
Exercised	(12,290)	0.24	—	—
Expired	(2,154)	0.54	—	—
Forfeited	(70,387)	0.45	—	—

Balance at December 31, 2013	1,133,153	$4.33	9.71	$3,026,430

Granted	2,300,000	7.89	—	—
Exercised	(18,143)	0.38	—	—
Expired	(4,999)	0.58	—	—
Forfeited	(418,355)	7.43	—	—

Balance at December 31, 2014	2,991,656	$6.67	9.21	$2,482,181

Exercisable at December 31, 2014	369,705	$3.59	8.55	$1,212,411

The fair value of options granted to employees and non-employee directors was estimated at the date of grant using a Black-Scholes option pricing model with the weighted-average assumptions stated below.

	December 31, 2014	December 31, 2013
Risk free interest rate	1.83%	1.92%
Dividend yield	0.00%	0.00%
Volatility	65.24%	59.26%
Weighted-average expected life of option (years)	6	6.1

The estimated weighted-average per-share fair value of stock options granted to employees and non-employee directors for the years ended December 31, 2014 and 2013 was $4.70 and $2.83, respectively.

The fair value of options granted to non-employees was estimated at the vesting date using a Black-Scholes option pricing model with the weighted-average assumptions stated below.

	December 31, 2014	December 31, 2013
Risk free interest rate	2.10%	2.61%
Dividend yield	0.00%	0.00%
Volatility	68.01%	58.16%
Weighted-average expected life of option (years)	9.35	10

The estimated weighted-average per-share fair value of stock options granted to non-employees for the years ended December 31, 2014 and 2013 was $6.65 and $1.59, respectively.

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

Stock-based compensation expense for employees and non-employees for the years ended December 31, 2014 and 2013 was $2,056,027 and $351,159, respectively. For the years ended December 31, 2014 and 2013, $668,932 and $220,888 was recorded to research and development expense, respectively, and $1,387,095 and $130,271 was recorded to general and administrative expense, respectively.

As of December 31, 2014, there was an additional $9,782,363 of total unrecognized compensation cost related to unvested stock-based awards granted under the Ignyta Plans and the Inducement Plan. This unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.28 years.

Restricted stock activity	In 2011, Ignyta sold 666,668 shares of restricted common stock for gross proceeds of $2,000 in accordance with restricted stock purchase agreements with various advisors. Approximately 600,000 shares were vested immediately and the remaining 66,668 are subject to vesting requirements based on future service.

The terms of each of the agreements state that the Company has the right to repurchase the unvested shares of stock if the shareholder stops providing services to the Company. The Company repurchased 13,334 shares of common stock in 2012. The Company records stock-based compensation expense, calculated as the difference between the fair value of the common stock at each reporting period less the proceeds received, upon vesting of the restricted stock. Related stock-based compensation for the years ended December 31, 2014 and 2013 was $64,255 and $19,280, respectively. All stock-based compensation relating to restricted stock was expensed to research and development. At December 31, 2014, 639,337 shares were vested and 13,997 shares remained unvested.

On May 20, 2013, in connection with Ignyta’s merger with Actagene, Ignyta issued 1,583,336 shares of restricted common stock in exchange for the cancellation of all of the outstanding shares of Actagene (see Note 3). In February of 2014, in connection with the termination of employment of an employee, the Company repurchased 400,000 restricted shares. Of the remaining restricted shares, approximately 1,000,000 shares were vested immediately and 183,336 are subject to vesting requirements based on future service. The shares vest over four years, with one-third having vested in February 2014 and the remaining unvested shares vesting over the next 36 months. Related stock-based compensation for the years ended December 31, 2014 and 2013 was $162,323, and $0, respectively. All stock-based compensation relating to restricted stock was expensed to research and development. At December 31, 2014, 1,150,928 shares were vested and 32,408 shares remained unvested.

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

The exercise price of the warrants issued in conjunction with the 2012 and 2013 loan financings were previously protected against dilutive financing through the term of the warrants. Pursuant to ASC 815-15 and ASC 815-40, the fair value of the warrants were recorded as derivative liabilities on the issuance dates. The warrants were reclassified in 2014 due to the removal of the anti-dilution provisions, resulting in approximately $125,000 being reclassified to equity.

10. Income Taxes	As of December 31, 2014 and 2013, a non-current deferred tax asset of approximately $22,828,000 and $6,008,000, respectively, had been recognized for the temporary differences primarily related to federal and state net operating losses and research and development credits.

A valuation allowance has been recorded to fully offset the deferred tax asset as it is more likely than not that the assets will not be fully utilized. The valuation allowance at December 31, 2014 was approximately $22,828,000 and increased by approximately $16,820,000 during 2014.

At December 31, 2014, the Company had unused federal and state net operating losses of approximately $33,015,000 and $32,134,000, respectively.

The federal and California net operating loss carryforwards will begin to expire in 2031. Florida and Massachusetts will begin to expire in 2034. At December 31, 2014, we also had federal and California state research tax credit carryforwards of approximately $794,000 and $859,000, respectively. The federal carryforwards begin to expire in 2031 and the California carryforwards have no expiration.

Pursuant to Internal Revenue Code sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. These financial statements do not contain any adjustment relating to such potential limitations.

The Company is subject to tax in the United States and in the state of California, Florida and Massachusetts. As of December 31, 2014, the Company’s tax years from inception are subject to examination by the tax authorities. The Company is not currently under examination by any U.S. federal or state jurisdictions.

11. Commitments and Contingencies

Capital leases	During 2014, the Company entered into capital lease agreements for the purchase of certain lab equipment. As of December 31, 2014, property held under the current capital leases was as follows:

December 31, 2014
Lab equipment	$635,730

635,730
Less accumulated depreciation and amortization	(16,716)

Total	$619,014

Depreciation expense related to the capital lease equipment for the years ended December 31, 2014 and 2013 was $16,716 and $0, respectively.

As of December 31, 2014, future minimum payments under all capital leases are as follows:

Twelve Months ending December 31,	Lease Payment
2015	$194,002
2016	194,002
2017	167,474

Total minimum payments	$555,478
Less amounts representing interest	(39,652)

Present value of net minimum payments	$515,826
Less current portion	(171,638)

Long-term capital lease obligations	$344,188

Operating leases	The Company leases office space under non-cancelable operating leases expiring on various dates through October 2019. Rent expense under those operating leases for the years ended December 31, 2014 and 2013 was $406,357 and $146,952, respectively.

The Company leases lab equipment under a non-cancelable operating lease that expires in March 2016. Monthly payments are $5,758. Rent expense under that operating lease for the years ended December 31, 2014 and 2013 was $88,504 and $60,620, respectively.

Future minimum lease payments required under the operating leases are as follows:

Twelve Months Ending December,
2015	$712,400
2016	770,500
2017	769,900
2018	793,000
2019	679,300
Thereafter	—

Total	$3,725,100

License agreements	We entered into a license agreement with NMS on October 10, 2013, which was amended on October 25, 2013, became effective on November 6, 2013, and was amended December 12, 2014. The agreement grants us exclusive global rights to develop and commercialize entrectinib, as well as a second product candidate, RXDX-102. As a result of the Phase I results relating to entrectinib that we have seen to date, we designated RXDX-102 as a back-up compound to entrectinib. Accordingly, we will not devote further development resources to RXDX-102.

Our development rights under the license agreement are exclusive for the term of the agreement with respect to entrectinib and RXDX-102 and also, as to NMS, are exclusive for a five-year period with respect to any product candidate with activity against the target proteins of entrectinib and RXDX-102, and include the right to grant sublicenses. We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize a product based on either or both of entrectinib and RXDX-102, at our expense.

Under the terms of the license agreement, on November 6, 2013, we issued to NMS a warrant to acquire up to 16,667 shares of our common stock, which has an exercise price of $6.00 per share and is exercisable at any time at the option of the holder until November 6, 2018. The terms of the license agreement also provided for an up-front payment to NMS of $7.0 million which was paid in November 2013 and expensed to research and development as no future benefit was determined at that time. When and if commercial sales of a product based on either or both of entrectinib or RXDX-102 begin, we will be obligated to pay NMS tiered royalties ranging from a mid-single digit percentage to a low double digit percentage (between 10% and 15%) of our net sales, depending on the amount of our net sales, with standard provisions for royalty offsets to the extent we obtain any rights from third parties to commercialize the product. We were also obligated under the terms of the license agreement to engage NMS to perform services valued at $1.0 million prior to December 31, 2014 which obligation had been met prior to year-end. The license agreement also requires that we make development and regulatory milestone payments to NMS of up to $105.0 million in the aggregate if specified clinical study initiations and regulatory approvals are achieved across multiple products or indications. Pursuant to the December 2014 amendment to the agreement, we paid the initial milestone payment of $10.0 million to NMS in December 2014, which was expensed to research and development as no future benefit was determined at that time.

On August 4, 2014, we entered into a second license agreement with NMS. The agreement grants us exclusive global rights to develop and commercialize RXDX-103, as well as a second development program, RXDX-104. Based on preclinical activities relating to RXDX-104, in December 2014 we decided to discontinue development of RXDX-104, and we will not devote further development resources to this program.

Our rights under the agreement are exclusive for the term of the agreement with respect to RXDX-103 and RXDX-104 and also, as to NMS, are exclusive for a five-year period with respect to any product candidate with activity against the target proteins of RXDX-103 and RXDX-104, subject to NMS’s right to develop and commercialize a predecessor compound to RXDX-103 solely for animal indications. We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize a product based on either or both of RXDX-103 and RXDX-104, at our expense.

Under the license agreement, we made an up-front payment to NMS of $3.5 million in August 2014, which was expensed to research and development as no future benefit was determined at that time. When and if commercial sales of a product based on either of RXDX-103 or RXDX-104 begin, we will be obligated to pay NMS tiered royalties ranging from a mid-single digit percentage to a low double digit percentage of net sales, depending on annual amounts of net sales, with standard provisions for royalty offsets to the extent we are required to obtain any rights from third parties to commercialize either RXDX-103 or RXDX-104. We are also required to make development and regulatory milestone payments to NMS of up to $102.0 million in the aggregate if specified clinical study initiations and regulatory approvals are achieved across multiple products or indications.

On March 31, 2014, the Company entered into an agreement with a contract research organization for clinical studies to be conducted both within and outside the U.S., at an estimated cost of approximately $10 million over a two-year period. Through December 31, 2014, approximately $1.9 million has been incurred.

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

Total reimbursements received during the years ended December 31, 2014 and 2013 was $0 and $5,704, respectively. There was $0 in accounts receivable at December 31, 2014 and 2013, respectively. Total payments made during the years ended December 31, 2014 and 2013 was $1,165 and $23,723, respectively.

In May 2013, the Company and Actagene effected a merger pursuant to which Actagene merged with and into the Company. The majority stockholder of Ignyta was also the majority stockholder of Actagene, and representatives of the majority stockholder controlled the day to day operations and were on the board of directors of each entity (see Note 3).

14. 401(k) Plan	In 2014, the Company established a defined contribution plan, organized under Section 401(k) of the Internal Revenue Code, which allows employees who have completed at least one month of service and have reached age 21 to defer up to 100% of their pay on a pre-tax basis. The Company does not contribute a match to the employees’ contribution.

15. Subsequent Events

Restricted Stock Units	In 2015, the Company issued 90,000 Restricted Stock Units to employees under the 2014 Plan with vesting to occur on either the 4 year or 5 year anniversary of the grant date.