Form 10-Q
period 2015-03-31
Ignyta, Inc.
filed 2015-05-11
CIK 1557421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36344

Ignyta, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3174872
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11111 Flintkote Avenue, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 30, 2015 was 25,262,023.

IGNYTA, INC.

FORM 10-Q – QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

i

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Ignyta, Inc.

Condensed Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$43,043,953	$6,345,663
Short-term investment securities	44,908,611	63,200,563
Prepaid expenses and other current assets	1,531,545	1,731,521

Total current assets	89,484,109	71,277,747

Long-term investment securities	19,611,943	7,086,700
Fixed assets, net	6,551,061	6,280,909
Other assets	596,166	658,716

Total assets	$116,243,279	$85,304,072

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,844,690	$975,264
Accrued expenses and other liabilities	4,224,372	4,929,601
Note payable, current portion	3,500,000	1,400,000
Lease payable, current portion	173,847	171,638

Total current liabilities	9,742,909	7,476,503
Note payable, net of current portion and discount	16,797,225	18,830,136
Lease payable, net of current portion	299,889	344,188
Other long-term liabilities	2,581,747	2,705,319

Total liabilities	29,421,770	29,356,146

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par; 150,000,000 shares authorized; 25,250,185 and 19,584,769 shares issued and outstanding, respectively	2,525	1,958
Additional paid-in capital	165,913,267	111,561,894
Accumulated deficit	(79,069,190)	(55,562,586)
Accumulated other comprehensive loss	(25,093)	(53,340)

Total stockholders’ equity	86,821,509	55,947,926

Total liabilities and stockholders’ equity	$116,243,279	$85,304,072

The accompanying notes are an integral part of these financial statements.

Ignyta, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2015	2014
Revenue	$—	$—

Expenses:
Research and development	20,215,446	2,182,580
General and administrative	3,024,256	1,761,548

Loss from operations	(23,239,702)	(3,944,128)

Other income (expense)
Interest income (expense)	(266,902)	(135,642)
Other income (expense)	—	(27,021)

Total other expense, net	(266,902)	(162,663)

Net loss	$(23,506,604)	$(4,106,791)

Basic and diluted net loss per share	$(1.15)	$(0.28)

Weighted average shares outstanding – basic and diluted	20,465,612	14,501,276

Comprehensive loss:
Net loss	$(23,506,604)	$(4,106,791)
Unrealized gain (loss) on available for sale securities	28,247	(31,116)

Comprehensive loss	$(23,478,357)	$(4,137,907)

The accompanying notes are an integral part of these financial statements.

Ignyta, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(23,506,604)	$(4,106,791)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development charge associated with asset acquisition	11,880,000	—
Stock-based compensation	1,032,216	436,279
Depreciation and amortization of fixed assets	372,080	48,600
Accretion and amortization on debt securities	352,760	83,185
Amortization of non-cash financing costs	67,089	74,360
Other	—	28,200
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	262,526	(154,816)
Accounts payable	869,426	303,464
Accrued expenses and other liabilities	(828,801)	457,837

Net cash used in operating activities	(9,499,308)	(2,829,682)

Cash flows from investing activities:
Purchases of investment securities	(19,332,804)	(49,368,366)
Maturities and sales of investment securities	24,775,000	1,471,219
Purchases of fixed assets	(642,232)	(62,646)

Net cash provided by/(used in) investing activities	4,799,964	(47,959,793)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	41,438,524	51,581,843
Proceeds from exercise of stock options	1,200	2,905
Repurchase of common stock	—	(1,440)
Payments on leases payable	(42,090)	—

Net cash provided by financing activities	41,397,634	51,583,308

Net change in cash and cash equivalents	36,698,290	793,833
Cash and cash equivalents at beginning of period	6,345,663	51,803,716

Cash and cash equivalents at end of period	$43,043,953	$52,597,549

Supplemental disclosures of cash flow information:
Interest paid	$449,400	$115,333
Income taxes paid	$—	$5,304

Noncash investing and financing activities:
Unrealized gain (loss) on available for sale securities	$28,247	$(31,116)

The accompanying notes are an integral part of these financial statements.

Ignyta, Inc.

Notes to Condensed Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

Ignyta, Inc. (“Ignyta” or the “Company”) is incorporated in the state of Delaware and was founded in 2011 (with the name “NexDx, Inc.”). The Company changed its name to “Ignyta, Inc.” on October 8, 2012. The Company is a precision oncology biotechnology company dedicated to discovering or acquiring, then developing and commercializing, targeted new drugs for cancer patients whose tumors harbor specific molecular alterations, as well as novel chemotherapeutics that can potentially provide additional benefit to cancer patients. The Company is pursuing an integrated therapeutic and diagnostic, or Rx/Dx, strategy, where it anticipates pairing its product candidates with biomarker-based companion diagnostics that are designed to identify the patients who are most likely to benefit from the precisely targeted drugs the Company develops.

On October 31, 2013, the Company merged with and into IGAS Acquisition Corp., a wholly owned subsidiary of Ignyta, Inc., a Nevada corporation previously named “Infinity Oil & Gas Company” (“Parent”), formerly a “shell company” under applicable rules of the Securities and Exchange Commission (the “SEC”). The Company changed its name to Ignyta Operating, Inc. in connection with this merger, and it survived the merger as a wholly owned subsidiary of Parent. In the merger, Parent acquired the business of the Company and continued the business operations of the Company. The merger is accounted for as a reverse merger and recapitalization, with the Company as the acquirer and Parent as the acquired company for financial reporting purposes. As a result, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of the Company and are recorded at the historical cost basis of the Company, and the consolidated financial statements after completion of the merger will include the assets and liabilities of Parent and the Company, the historical operations of the Company and the operations of the combined enterprise of Parent and the Company from and after the closing date of the merger. As a result of the accounting treatment of the merger and the change in Parent’s business and operations from a shell company to a precision oncology biotechnology company, a discussion of the past financial results of the shell company is not pertinent or material, and the following discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s financial statements. On June 12, 2014, Parent merged with and into the Company, with the Company surviving the merger and changing its name to “Ignyta, Inc.” (the “Reincorporation Merger”). This Reincorporation Merger had no material impact on the accounting of the company.

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and related SEC rules and regulations. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Liquidity

The Company had negative cash flow from operations of approximately $9.5 million during the first quarter of 2015 and, as of March 31, 2015, had an accumulated deficit of approximately $79.1 million. The Company is focused primarily on its development programs, and management believes such activities will result in the continued incurrence of significant research and development and other expenses related to those programs. The Company expects that it will need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products. If the clinical trials for any of the Company’s products fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of its product candidates, if approved, fails to achieve market acceptance, the Company may never become profitable. Even if it achieves profitability in the future, the Company may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash on hand and through additional financing from existing and prospective investors. The Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or to its stockholders.

As of March 31, 2015, the Company had cash, cash equivalents and investment securities totaling $107.6 million. While the Company expects that its existing cash, cash equivalents and investment securities will enable it to fund its operations and capital expenditure requirements for at least the next twelve months, having insufficient funds may require the Company to delay, reduce, limit or terminate some or all of its development programs or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market on its own. Failure to obtain adequate financing could eventually adversely affect the Company’s ability to operate as a going concern. If the Company raises additional funds from the issuance of equity securities, substantial dilution to its existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict its ability to operate its business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Significant estimates used in preparing the financial statements include those assumed in estimating expenses for the Company’s pre-clinical studies and clinical trials, computing the valuation allowance on deferred tax assets, and those assumed in calculating stock-based compensation expense.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents primarily represent amounts invested in money market funds whose cost equals market value.

Investment Securities

Investment securities consist of corporate notes and bonds and commercial paper. The Company classifies its investment securities as available-for-sale at the time of purchase. All investment securities are recorded at estimated fair value. Unrealized gains and losses for available-for-sale investment securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investment securities as of each balance sheet date to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method. No other-than-temporary impairment charges have been recognized since inception.

Fair Value of Financial Instruments

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

The Company’s financial instruments consist of cash and cash equivalents, investment securities, prepaid expenses and other assets, accounts payable, accrued expenses, and notes payable. The valuation of assets and liabilities is subject to fair value measurements using a three tiered approach, and fair value measurement is classified and disclosed in one of the following categories:

Level 1:	Quoted prices in active markets for identical assets or liabilities;

Level 2:	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair value estimates of these instruments at a specific point in time are made based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision.

The book values of all cash and cash equivalents, prepaid expenses and other assets, accounts payable, accrued expenses and notes payable are reasonable estimates of their fair values because of the short nature of these items. The Company reports its available-for-sale securities at their estimated fair values based on quoted market prices for identical or similar instruments.

Credit Risk

Cash is invested in accordance with a policy approved by the Company’s board of directors which specifies the categories, allocations, and ratings of securities that the Company may consider for investment. Management does not believe that the Company’s cash, cash equivalents and available-for-sale investment securities have significant risk of default or illiquidity. This determination is based on discussions with the Company’s treasury managers and a review of the Company’s holdings. While the Company believes that its cash, cash equivalents and available-for-sale investment securities are well diversified and do not contain excessive risk, the Company cannot provide absolute assurance that its investments will not be subject to future adverse changes in market value.

The Company maintains cash balances at various financial institutions. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation. At times these balances exceed federally insured limits. The Company has not experienced any losses in such accounts. With respect to the Company’s available-for-sale investment securities, the primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if the Company purchases a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of this investment will probably decline. Currently, the Company’s holdings are in money market funds and available-for-sale investment securities, and therefore this interest rate risk is minimal. To minimize interest rate risk going forward, the Company intends to continue to maintain its portfolio of cash, cash equivalents and available-for-sale investment securities in a variety of securities consisting of money market funds and debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company also attempts to time the maturities of its investments to correspond with expected cash needs, allowing it to avoid realizing any potential losses from having to sell securities prior to their maturities.

Clinical Trial and Pre-Clinical Study Accruals

The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances known to it at that time. Accrued expenses for pre-clinical studies and clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by clinical research organizations, clinical trial investigational sites, and other clinical trial-related vendors. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing service fees, management estimates the time period over which services will be performed and the level of effort to be expended in each period. If possible, the Company obtains information regarding unbilled services directly from these service providers. However, the Company may be required to estimate these services based on other information available to it. If the Company underestimates or overestimates the activity or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in the Company’s accruals.

Research and Development

Costs incurred in connection with research and development activities are expensed as incurred. Research and development expenses consist of (i) external research and development expenses incurred under arrangements with third parties, such as contract research organizations, investigational sites and consultants; (ii) employee-related expenses, including salaries, benefits, travel and stock compensation expense; (iii) the cost of acquiring, developing and manufacturing clinical study materials; (iv) facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and laboratory and other supplies, and (v) license fees and other expenses relating to the acquisition of rights to our development programs.

The Company enters into consulting, research and other agreements with commercial firms, researchers, universities and others for the provision of goods and services. Under such agreements, the Company may pay for services on a monthly, quarterly, project or other basis. Such arrangements are generally cancellable upon reasonable notice and payment of costs incurred. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided to the Company by its clinical sites and vendors and other information. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on behalf of the Company.

In certain circumstances, the Company is required to make advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the advance payments are deferred and are expensed when the activity has been performed or when the goods have been received.

Stock-Based Compensation

Stock-based compensation cost for equity awards to employees and members of the Company’s board of directors is measured at the grant date, based on the calculated fair value of the award using the Black-Scholes option-pricing model, and is recognized as an expense, under the straight-line method, over the requisite service period (generally the vesting period of the equity grant). Stock options issued to non-employees are accounted for at their estimated fair values determined using the Black-Scholes option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as an expense during the period the related services are rendered. Restricted stock issued to non-employees is accounted for at its estimated fair value as it vests.

Net Loss per Share

Basic and diluted loss per common share have been computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. The Company’s basic and fully diluted loss per common share calculations are the same since the increased number of shares that would be included in the diluted calculation from the assumed exercise of stock equivalents would be anti-dilutive to the net loss in each of the years shown in the financial statements.

The calculations of net loss per share excluded potentially dilutive securities (consisting of outstanding options, warrants, restricted stock and restricted stock units) of approximately 4.1 million and 1.8 million shares as of March 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which eliminates the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The standard is effective for the fiscal year beginning January 1, 2016. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or financial statement disclosures.

In August 2014, the FASB issued an ASU which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, the Company anticipates no impact on its financial position, results of operations or cash flows from adopting this standard. The Company intends to adopt this guidance at the beginning of its first quarter of fiscal year 2016.

In May 2014, the FASB issued an ASU which supersedes or replaces nearly all revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is evaluating which transition approach to use and its impact, if any, on its financial statements. This ASU is effective for the fiscal year beginning January 1, 2019. Early adoption is not permitted.

Reclassifications.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

3. ASSET ACQUISITION

On March 17, 2015, under the terms of an asset purchase agreement with Cephalon, Inc. (“Cephalon”), an indirect wholly owned subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”), the Company acquired certain assets relating to four oncology development programs. The development programs that were purchased from Teva include:

•	RXDX-105, a small molecule inhibitor of BRAF, EGFR and RET that is currently in a Phase I/II dose escalation clinical trial;

•	RXDX-106, a small molecule, pseudo-irreversible inhibitor of AXL and cMET that is in late preclinical development;

•	RXDX-107, a nanoformulation of a modified bendamustine with potential activity in solid tumors that is in late preclinical development; and

•	RXDX-108, a small molecule inhibitor of the atypical kinase PKCiota that is in preclinical studies. The Company also acquired certain next generation PKCiota inhibitors in addition to the lead compound.

Under the asset purchase agreement, the Company has acquired Cephalon’s right, title and interest in and to certain intellectual property, compounds, products, contracts, records, data and development supplies related to these programs (the “Purchased Assets”), and assumed certain related commitments. The Company did not acquire any marketable products, established customer or employee bases, or any established business, management, operational or resource management processes. Accordingly, the Company recorded this transaction as an asset purchase as opposed to a business combination. As consideration for the Purchased Assets, the Company issued to Cephalon 1,500,000 unregistered shares of the Company’s common stock and assumed certain other third-party obligations (see Note 8).

The acquired assets are in various stages of drug development, ranging from preclinical stage to Phase I clinical trials. As such, the development plans are still being formulated and are as yet incomplete. The Company will be conducting further preclinical studies and making assessments of potential clinical development plans related to these compounds. As the success of the Company’s commercialization of these acquired compounds remains uncertain and the assets in question have no alternative future uses, the Company has recorded an in-process research and development charge of approximately $11.9 million during the three months ended March 31, 2015 based on the value of the net assets exchanged for the Teva assets.

Under the provisions of the asset purchase agreement, the Company paid approximately $0.9 million to Cephalon for drug development supplies, which was included in research and development expenses for the three months ended March 31, 2015. Concurrent with the above transaction, Cephalon also entered into a subscription agreement with the Company whereby Cephalon agreed to purchase an additional 1,500,000 shares of the Company’s common stock at a price of $10.00 per share (see Note 9).

In connection with the asset purchase agreement, the Company entered into a registration rights agreement with Cephalon pursuant to which the Company has agreed to register the shares of the Company’s common stock held by Cephalon. Under the terms of the registration rights agreement, the Company is required to use best efforts to file a registration statement with the SEC on or before December 17, 2015 and to cause such registration statement to be declared effective by the SEC within 90 days after the date the registration statement is filed. The Company may be liable for liquidated damages if it fails to meet such timelines or if the registration statement ceases to remain effective after being declared effective, subject to certain exceptions. The amount of the liquidated damages per applicable thirty-day period is one percent of the aggregate purchase price of the registrable securities then held by each holder, subject to an aggregate cap of ten percent. The Company also agreed to other customary obligations regarding registration, including matters relating to indemnification, maintenance of the registration statement and payment of certain expenses.

4. INVESTMENT SECURITIES

Investments

The following tables summarize the Company’s investment securities as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (in thousands)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper, short-term	$2,498	$—	$—	$2,498
Corporate debt securities, short-term	42,421	5	(15)	42,411
Corporate debt securities, long-term	19,627	8	(23)	19,612

Total	$64,546	$13	$(38)	$64,521

	December 31, 2014 (in thousands)
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper, short-term	$3,896	$—	$—	$3,896
Corporate debt securities, short-term	59,343	—	(38)	59,305
Corporate debt securities, long-term	7,102	—	(15)	7,087

Total	$70,341	$—	$(53)	$70,288

All of the Company’s available-for-sale investment securities held at March 31, 2015 had maturity dates of less than 18 months. The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Investment securities classified as short-term investments have maturity dates of less than one year from the balance sheet date, while securities classified as long-term investments have maturity dates of greater than one year from the balance sheet date. The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in investment income.

None of the Company’s available-for-sale investment securities was in a material unrealized loss position at March 31, 2015. The Company reviewed its investment holdings as of March 31, 2015 and determined that its unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that all securities have been in an unrealized loss position for less than twelve months. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale securities.

The Company has not realized any significant gains or losses on sales of available-for-sale investment securities during 2015 or 2014.

5. FAIR VALUE MEASUREMENTS

The fair value of the Company’s cash, cash equivalents and available-for-sale investment securities at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$43,043	$—	$—	$43,043	$6,346	$—	$—	$6,346

Short-term investments:
Commercial paper	—	2,498	—	2,498	—	3,896	—	3,896
Corporate debt securities	—	42,411	—	42,411	—	59,305	—	59,305

Total short-term investments	—	44,909	—	44,909	—	63,201	—	63,201

Long-term investments:
Corporate debt securities	—	19,612	—	19,612	—	7,087	—	7,087

Total long-term investments	—	19,612	—	19,612	—	7,087	—	7,087

Total assets measured at fair value	$43,043	$64,521	$—	$107,565	$6,346	$70,288	$—	$76,634

The Company holds available-for-sale securities that consist of highly liquid, investment grade debt securities. The Company determines the fair value of its available-for-sale securities based upon one or more valuations reported by its investment accounting and reporting service provider. The investment service provider values the securities using a hierarchical security pricing model that relies primarily on valuations provided by an industry-recognized valuation service. Such valuations may be based on trade prices in active markets for identical assets or liabilities (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curves, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, and broker and dealer quotes, as well as other relevant economic measures.

6. FIXED ASSETS

Carrying Value of Fixed Assets

Fixed assets consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Manufacturing and lab equipment	$4,414,172	$3,837,967
Office furniture	288,030	278,895
Computer equipment and software	523,522	471,415
Leasehold improvements	2,331,748	2,326,963

	7,557,472	6,915,240
Less accumulated depreciation and amortization	(1,006,411)	(634,331)

	$6,551,061	$6,280,909

Depreciation expense for the three months ended March 31, 2015 and 2014 was $372,080 and $48,600, respectively.

Capital Leases

The Company has entered into capital lease agreements for the purchase of certain lab equipment. Property held under capital leases was as follows:

	March 31, 2015	December 31, 2014
Manufacturing and lab equipment	$635,730	$635,730
Less accumulated depreciation and amortization	(65,218)	(16,716)

	$570,512	$619,014

Depreciation expense related to the capital lease equipment was $48,502 and $0 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, future remaining minimum payments under capital leases totaled approximately $507,000.

7. NOTES PAYABLE

On September 30, 2014, the Company entered into an amended and restated loan and security agreement (the “New Loan Agreement”) with Silicon Valley Bank (“SVB”). The New Loan Agreement replaced the prior loan and security agreement (the “Loan Agreement”) which was first entered into in June 2012, amended in February 2013 and amended and restated in December 2013. The amount borrowed under the New Loan Agreement was increased from $10,000,000 to $21,000,000, with an option to receive an additional $10,000,000, which may be drawn down at any time prior to September 30, 2015 provided the Company has initiated the Phase IIa portion of its ongoing, global Phase I/II clinical study of entrectinib and subject to other customary conditions for funding. All principal and interest due on the prior Loan Agreement was paid in full and the Company was advanced the net proceeds on September 30, 2014. Payments of principal and interest are due on the New Loan Agreement on a fully amortized basis of 30 months in equal monthly installments, commencing after a twelve-month period of interest only payments, such that all amounts owed under the New Loan Agreement will mature on April 1, 2018. The number of months of interest-only payments and the number of months over which the principal will be amortized each will be increased by six months if the second loan tranche has been drawn down or the Company has raised net proceeds of at least $50 million through the offering of its equity securities, in each case prior to October 31, 2015. Upon the final maturity date, the Company will also owe to the lender a final payment equal to 3% of the full principal amount under the New Loan Agreement. The final payment of $630,000, which is based on the initial amount borrowed under the New Loan Agreement, is presented as a debt discount on the related debt to be amortized to interest expense. Interest on the note was fixed on the date of funding at 8.56%. Pursuant to the New Loan Agreement, the Company is bound by certain affirmative and negative covenants setting forth actions that it must and must not take during the term thereof. Upon the occurrence of an event of default under the New Loan Agreement, subject to cure periods for certain events of default, all amounts owed by the Company thereunder shall begin to bear interest at a rate of 11.56% and may be declared immediately due and payable by SVB. The Company has granted SVB a security interest in substantially all of its personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed to SVB under the New Loan Agreement. The Company has also agreed not to encumber any of its intellectual property without SVB’s prior written consent.

In connection with entering into the New Loan Agreement, the Company issued to SVB and its affiliate warrants to purchase an aggregate of 37,849 shares of its common stock. The fair value of the warrants has been recorded as a debt discount on the related debt and is being amortized to interest expense over the term of the New Loan Agreement.

Future minimum principal payments under the Company’s notes payable are as follows:

Year ending December 31,
2015 (9 months)	$1,400,000
2016	8,400,000
2017	8,400,000
2018	2,800,000

Total	$21,000,000

If the Company draws down the second loan tranche, it will issue to SVB and its affiliate additional warrants which will be exercisable immediately and have a term of seven years. Those warrants will be exercisable for an aggregate number of shares equal to $135,500 divided by the lower of (a) the trailing 10-day average of the closing price of the Company’s common stock on the Nasdaq Capital Market prior to the funding date of the second loan tranche and (b) the closing price of the Company’s common stock on the Nasdaq Capital Market on the funding date of the second loan tranche, at an exercise price equal to such divisor.

8. COMMITMENTS AND CONTINGENCIES

License agreements

Entrectinib. The Company entered into a license agreement with Nerviano Medical Sciences S.r.l. (“NMS”) on October 10, 2013, which was amended on October 25, 2013, became effective on November 6, 2013, and was amended December 12, 2014. The agreement grants the Company exclusive global rights to develop and commercialize entrectinib, as well as a second product candidate, RXDX-102. As a result of the Phase I results relating to entrectinib that have been seen to date, the Company designated RXDX-102 as a back-up compound to entrectinib. Accordingly, the Company will not devote further development resources to RXDX-102. The Company’s development rights under the license agreement are exclusive for the term of the agreement with respect to entrectinib and RXDX-102 and also, as to NMS, are exclusive for a five-year period with respect to any product candidate with activity against the target proteins of entrectinib and RXDX-102, and include the right to grant sublicenses. The Company is obligated under the license agreement to use commercially reasonable efforts to develop and commercialize a product based on either or both of entrectinib and RXDX-102, at its expense.

The terms of the license agreement provided for an up-front payment to NMS of $7.0 million, which was paid in November 2013 and expensed as research and development (as no future benefit was determined to exist at that time). When and if commercial sales of a product based on either or both of entrectinib or RXDX-102 begin, the Company will be obligated to pay NMS tiered royalties ranging from a mid-single digit percentage to a low double digit percentage (between 10% and 15%) of net sales, depending on the amount of net sales, with standard provisions for royalty offsets to the extent it obtains any rights from third parties to commercialize the product. The Company was also obligated under the terms of the license agreement to engage NMS to perform services valued at $1.0 million prior to December 31, 2014, which obligation had been met prior to that time. The license agreement also requires that the Company makes development and regulatory milestone payments to NMS of up to $105.0 million in the aggregate if specified clinical study initiations and regulatory approvals are achieved across multiple products or indications. Pursuant to the December 2014 amendment to the agreement, the Company paid the initial milestone payment of $10.0 million to NMS in December 2014, which was expensed as research and development (as no future benefit was determined to exist at that time).

RXDX-103 and RXDX-104. On August 4, 2014, the Company entered into a second license agreement with NMS. The agreement grants the Company exclusive global rights to develop and commercialize RXDX-103, as well as a second development program, RXDX-104. Based on preclinical activities relating to RXDX-104, in December 2014, the Company decided to discontinue development of RXDX-104, and the Company will not devote further development resources to this program. The Company’s rights under the agreement are exclusive for the term of the agreement with respect to RXDX-103 and RXDX-104 and also, as to NMS, are exclusive for a five-year period with respect to any product candidate with activity against the target proteins of RXDX-103 and RXDX-104, subject to NMS’s right to develop and commercialize a predecessor compound to RXDX-103 solely for animal indications. The Company is obligated under the license agreement to use commercially reasonable efforts to develop and commercialize a product based on either or both of RXDX-103 and RXDX-104, at its expense.

Under the license agreement, the Company made an up-front payment to NMS of $3.5 million in August 2014, which was expensed to research and development (as no future benefit was determined to exist at that time). When and if commercial sales of a product based on either of RXDX-103 or RXDX-104 begin, the Company will be obligated to pay NMS tiered royalties ranging from a mid-single digit percentage to a low double digit percentage of net sales, depending on annual amounts of net sales, with standard provisions for royalty offsets to the extent it is required to obtain any rights from third parties to commercialize either RXDX-103 or RXDX-104. The Company is also required to make development and regulatory milestone payments to NMS of up to $68.0 million in the aggregate for RXDX-103 if specified clinical study initiations and regulatory approvals are achieved across multiple products or indications.

RXDX-105 and RXDX-106. In connection with the March 2015 asset acquisition from Cephalon, we assumed all rights and obligations under the collaboration agreement dated November 3, 2006, as amended April 17, 2009, between Cephalon, Inc. and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), as successor-in-interest to Ambit Biosciences Corporation. The collaboration was for the purpose of identifying and developing clinical candidates that demonstrate activity towards the two designated target kinases of the collaboration: the BRAF kinase and the AXL kinase. Under the agreement, both parties contributed certain intellectual property to the collaboration and agreed to a period of exclusivity during which neither party would engage in any research related to a collaboration target compound with any third-party. The collaboration portion of the agreement ended in November 2009, but the agreement remains in effect on a product-by-product, country-by-country basis until all royalty obligations expire. Both parties have a right to terminate the agreement if the other party enters bankruptcy or upon an uncured breach by the other party. The Company may also terminate the agreement in its discretion upon 90 days’ written notice to Daiichi Sankyo.

The Company is solely responsible for worldwide clinical development and commercialization of collaboration compounds, subject to the option of Daiichi Sankyo, exercisable during certain periods following completion of the first proof-of-concept study in humans and only with the consent of the Company, to co-develop and co-promote RXDX-105. If the Company decides to discontinue development of the RXDX-105 program, it must give written notice to Daiichi Sankyo, which will have the right to assume control of that program, subject to diligence obligations and payment of the milestones and royalties to the Company that would otherwise have been paid to Daiichi Sankyo had the Company maintained responsibility for the program.

The agreement requires the Company to make development, regulatory and sales milestone payments to Daiichi Sankyo of up to $44.5 million in the aggregate for RXDX-105, and up to $47.5 million in payments upon the achievement of development, regulatory and sales milestones for RXDX-106. When and if commercial sales of a product based on either of RXDX-105 or RXDX-106 begin, the Company will be obligated to pay Daiichi Sankyo tiered royalties ranging from a mid-single digit percentage to a low double digit percentage of net sales, depending on annual amounts of net sales, with standard provisions for royalty offsets to the extent it is required to obtain any rights from third parties to commercialize either RXDX-105 or RXDX-106. Royalties are payable to Daiichi Sankyo on a product-by-product, country-by-country basis beginning on the date of the first commercial sale in a country and ending on the later of 10 years after the date of such sale in that country or the expiration date of the last to expire licensed patent covering the product in that country.

RXDX-108. In connection with the March 2015 asset acquisition from Cephalon, the Company assumed all rights and obligations under the license agreement dated January 20, 2014, between Teva Branded Pharmaceutical Products R&D, Inc. and Cancer Research Technology Limited (“CRT”). The agreement grants the Company exclusive global rights to develop and commercialize RXDX-108. The Company also received rights to certain other next generation PKCiota inhibitors. The Company is obligated under the license agreement to use commercially reasonable efforts to develop and commercialize a product based on RXDX-108 or the licensed intellectual property, at its expense.

The agreement remains in effect on a product-by-product, country-by-country basis until all royalty obligations expire. Both parties have a right to terminate the agreement if the other party enters bankruptcy or upon an uncured breach by the other party. CRT may also terminate the agreement upon a change in control of the Company by a third party that develops, sells or manufactures tobacco products.

The license agreement requires the Company to make development, regulatory and sales milestone payments to CRT of up to $57.0 million in the aggregate. When and if commercial sales of a product based on the licensed intellectual property begin, the Company will be obligated to pay CRT tiered royalties ranging from a mid-single digit percentage to a low double digit percentage of net sales, depending on annual amounts of net sales. Royalties are payable to CRT on a product-by-product, country-by-country basis beginning on the date of the first commercial sale in a country and ending on the later of 10 years after the date of such sale in that country or the expiration date of the last to expire licensed patent covering the product in that country.

Commitments

On March 31, 2014, the Company entered into an agreement with a contract research organization for clinical studies to be conducted both within and outside the U.S., at an estimated cost of approximately $10.0 million over a two-year period. Through March 31, 2015, approximately $2.7 million has been incurred under this agreement.

The Company leases office space and lab equipment under non-cancelable operating leases expiring on various dates through October 2019. Rent expense under those operating leases for the three months ended March 31, 2015 and 2014 was $133,137 and $69,602, respectively. Future minimum lease payments under the Company’s operating leases totaled $3.5 million as of March 31, 2015.

9. STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock, with the preferred stock having the rights, preferences and privileges that the Board of Directors may determine from time to time. Each share of the Company’s common stock is entitled to one vote, and all shares rank equally as to voting and other matters.

Restricted Stock

The Company issued restricted shares in 2011 and 2013. The Company’s restricted stock arrangements allow it to repurchase any unvested shares of stock in the event the holder ceases providing services to the Company. In February 2014, the Company repurchased 400,000 of such restricted shares. No shares were repurchased by the Company during the first quarter of 2015.

At March 31, 2015, the Company had 37,506 shares of restricted stock outstanding that were subject to future vesting (through 2016).

Stock Offerings

In March 2015, concurrent with its asset acquisition agreement with Cephalon (see Note 3), the Company issued and sold 4,158,750 shares of common stock at $10.00 per share to Cephalon and several additional investors in a secondary public offering. The net proceeds from this offering totaled $41.4 million (after deducting transaction costs of $149,000).

In March 2014, the Company completed a secondary public stock offering providing for the issuance and sale to investors of an aggregate of 6,031,750 shares of its common stock at a purchase price of $9.15 per share for net proceeds of approximately $55.2 million (after deducting transaction costs of $3.6 million).

Warrants

As of March 31, 2015, the Company has outstanding common stock warrants to purchase up to an aggregate of 79,516 shares of its common stock. The warrants have exercise prices ranging from $3.00 per share to $7.52 per share, and expire at various dates through September 30, 2021. In April 2015, common stock warrants to purchase 16,666 shares were converted by the holder on a net-exercise basis into 11,838 shares of common stock.

10. EQUITY AWARDS

Equity Incentive Plans

The Company adopted the 2014 Incentive Award Plan (the “2014 Plan”) on June 11, 2014. The 2014 Plan provides for the issuance of equity awards to employees and non-employees of 3,000,000 shares, plus one share for each share subject to a stock option that was outstanding under the Company’s 2011 Stock Incentive Plan, as amended (the “2011 Plan”) prior to the effective date of the 2014 Plan that expires, is forfeited or is settled in cash. As of March 31, 2015, 1,250,396 shares remain available under the 2014 Plan. Prior to the adoption of the 2014 Plan, the Company granted equity awards under the 2011 Plan and the 2014 Employment Inducement Incentive Award Plan (the “Inducement Plan”). No additional equity grants may be made by the Company under either the 2011 Plan or the Inducement Plan.

Options granted under the Company’s equity plans are exercisable at various dates and will expire no more than ten years from their dates of grant. The exercise price of each option to be granted under the 2014 Plan shall be determined by the administrator of the 2014 Plan, which is the Company’s Board of Directors or the Compensation Committee thereof, and shall not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted. Generally, options are granted with an exercise price equal to the fair market value of the Company’s common stock on the date of the option grant. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock on the date of grant and for a term not to exceed five years.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for all equity awards to employees and non-employees:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Included in research and development	$468,614	$174,637
Included in general and administrative	563,602	261,642

Total stock-based compensation expense	$1,032,216	$436,279

As of March 31, 2015, unrecognized stock-based compensation expense related to unvested stock-based awards granted under the Company’s equity incentive plans totaled $12.5 million, which is expected to be recognized over a weighted-average period of 3.31 years.

Fair Value of Equity Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its equity plans. Key valuation assumptions include:

•	Volatility – volatility is the measure of the amount by which a financial variable, such as a share price, has or is expected to fluctuate during a period. The Company considered the historical volatility of peer companies and business/ economic considerations in order to estimate expected volatility (as the Company not been publicly traded for a significant period).

•	Risk-Free Interest Rate – this is the U.S. Treasury rate for the day of each option grant during the quarter having a term that most closely resembles the expected life of the option.

•	Dividend Yield – the Company has never declared or paid dividends on common stock and has no plans to do so.

•	Expected Life of the Option Term – this is the period of time that the options granted are expected to remain unexercised. Options granted during the period have a maximum contractual term of ten years. The Company estimates the expected life of the option term for employee option grants based on the simplified method (as defined in Staff Accounting Bulletin 110). For non-employee option grants, this is the remaining contractual term of the option.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company assesses the forfeiture rate on an annual basis and revises the rate when deemed necessary.

During the first quarter of 2015, the fair value of options granted was estimated using the following weighted-average assumptions:

Fiscal 2015
Volatility	69.67%
Risk free interest rate	1.56%
Dividend yield	0.00%
Weighted-average expected life of option	6.2 years

The estimated weighted-average per-share fair value of stock options granted during the first quarter of 2015 was $4.68.

Stock Option Activity

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2014	2,991,656	$6.67	9.21	$2,482,181

Granted	998,991	7.47
Exercised	(6,666)	0.18
Forfeited	(21,068)	7.78

Balance at March 31, 2015	3,962,913	$6.87	9.19	$12,191,424

Exercisable at March 31, 2015	593,134	$5.16	8.54	$2,842,885

Restricted Stock Units

In 2015, the Company issued 90,000 restricted stock units (“RSUs”) to employees under the 2014 Plan with vesting to occur on either the fourth or fifth anniversary of the grant date. All of these RSUs were outstanding and subject to future vesting as of March 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2014 and the caption “Risk Factors” in this Quarterly Report on Form 10-Q.

On October 31, 2013, we merged with and into IGAS Acquisition Corp., a wholly owned subsidiary of Ignyta, Inc., a Nevada corporation previously named “Infinity Oil & Gas Company,” or Parent, formerly a “shell company” under applicable rules of the Securities and Exchange Commission, or the SEC. We survived the merger as a wholly owned subsidiary of Parent. In the merger, Parent acquired our business and continued our business operations. The merger is accounted for as a reverse merger and recapitalization, with us as the acquirer and Parent as the acquired company for financial reporting purposes. As a result, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are ours and are recorded at our historical cost basis, and the consolidated financial statements after completion of the merger will include the assets and liabilities of Parent and us, the historical operations of us and the operations of the combined enterprise of Parent and us from and after the closing date of the merger. As a result of the accounting treatment of the merger and the change in Parent’s business and operations from a shell company to a precision oncology biotechnology company, a discussion of the past financial results of the shell company is not pertinent or material, and the following discussion and analysis of our financial condition and results of operations are based on our financial statements. On June 12, 2014, Parent merged with and into us, with us surviving the merger and changing our name to “Ignyta, Inc.” This merger had no material impact on the accounting of the company. Unless the context indicates or otherwise requires, the terms “we,” “us,” “our” and “our company” refer to (i) Parent and us, its consolidated subsidiary, for discussions relating to periods before and through June 12, 2014, and (ii) us, the surviving company to the June 12, 2014 merger, for discussions relating to periods after June 12, 2014.

Overview

We are a precision oncology biotechnology company dedicated to discovering or acquiring, then developing and commercializing, targeted new drugs for cancer patients whose tumors harbor specific molecular alterations, as well as novel chemotherapeutics that can potentially provide additional benefit to cancer patients. We are pursuing an integrated therapeutic and diagnostic, or Rx/Dx, strategy, where we anticipate pairing our product candidates with biomarker-based companion diagnostics that are designed to identify the patients who are most likely to benefit from the precisely targeted drugs we develop.

Our current development plans focus on our pipeline:

•	entrectinib, a small molecule tyrosine kinase inhibitor directed to the Trk family tyrosine kinase receptors (TrkA, TrkB and TrkC), ROS1 and ALK proteins, which is in two Phase I/II clinical studies in molecularly defined patient populations for the treatment of solid tumors;

•	RXDX-105, a small molecule inhibitor of BRAF, EGFR and RET that is currently in a Phase I/II clinical trial for the treatment of solid tumors;

•	RXDX-106, a small molecule, pseudo-irreversible inhibitor of AXL and cMET that is in late preclinical development;

•	RXDX-107, a nanoformulation of a modified bendamustine with potential activity in solid tumors that is in late preclinical development;

•	RXDX-103, a small molecule inhibitor of the cell division cycle 7-related, or Cdc7, protein kinase that is currently at the development candidate stage; and

•	RXDX-108, a small molecule inhibitor of the atypical kinase PKCiota that is in preclinical studies. We also have rights to next generation PKCiota inhibitors in addition to the lead compound.

We acquired exclusive global development and marketing rights to entrectinib under a license agreement with Nerviano Medical Sciences S.r.l., or NMS, that became effective in November 2013, we acquired exclusive global development and marketing rights to RXDX-103 under a license agreement with NMS that became effective in August 2014, and we acquired our RXDX-105, RXDX-106, RXDX-107 and RXDX-108 development programs in an asset purchase transaction with Cephalon, Inc., an indirect wholly owned subsidiary of Teva Pharmaceutical Industries Ltd., or Teva, in March 2015. We are also pursuing our Spark discovery-stage programs, directed to emerging oncology targets.

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in genetic and epigenetic based biomarker and drug target discovery, identifying potential product candidates and developing such candidates. Our product candidate development operations include preparing, managing and conducting preclinical and clinical studies and trials, preparing regulatory submissions relating to those product candidates and establishing and managing relationships with third parties in connection with all of those activities. We expect that in the future, our operations may also, if regulatory approval is obtained, include pursuing the commercialization of our product candidates.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug and biomarker discovery efforts and the development of our product candidates, which include:

•	external research and development expenses incurred under arrangements with third parties, such as contract research organizations, or CROs investigational sites and consultants;

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	the cost of acquiring, developing and manufacturing clinical study materials;

•	facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and laboratory and other supplies; and

•	license fees and other expenses relating to our acquisition of rights to our development programs.

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

Research and development activities are central to our business model. Our research and development programs that we expect will be our focus in the immediate future consist of the development of our entrectinib, RXDX-105, RXDX-106, RXDX-107, RXDX-103 and RXDX-108 programs, and drug discovery activities for the development of our Spark programs. All of those research and development programs are in the early stage, and since product candidates in later stages of development generally have higher development costs than those in earlier stages of development, we expect research and development costs relating to each of those programs to increase significantly for the foreseeable future. However, the successful development of any of our product candidates, or any others we may seek to pursue, is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development for our programs, or whether any of our product candidates will reach successful commercialization. We are also unable to predict when, if ever, any net cash inflows will commence from any of the product candidates we currently or may in the future pursue. This lack of predictability is due to the numerous risks and uncertainties associated with developing medicines, many of which, such as our ability to obtain approvals to market and sell those medicines from the U.S. Food and Drug Administration, or FDA, and other applicable regulatory authorities, are beyond our control, including the uncertainty of:

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting periods. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances at the time the estimates are made, the results of which form the basis for making judgments about the book values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We periodically evaluate our estimates and judgments, including those described in greater detail below, in light of changes in circumstances, facts and experience.

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. Our significant accounting policies are described in more detail in the notes to our financial statements included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014.

We believe the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments are as follows:

Research and Development

Costs incurred in connection with research and development activities are expensed as incurred. Research and development expenses consist of (i) external research and development expenses incurred under arrangements with third parties, such as contract research organizations, investigational sites and consultants; (ii) employee-related expenses, including salaries, benefits, travel and stock compensation expense; (iii) the cost of acquiring, developing and manufacturing clinical study materials; (iv) facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and laboratory and other supplies; and (v) license fees and other expenses relating to our acquisition of rights to our development programs.

We enter into consulting, research and other agreements with commercial firms, researchers, universities and others for the provision of goods and services. Under such agreements, we may pay for services on a monthly, quarterly, project or other basis. Such arrangements are generally cancellable upon reasonable notice and payment of costs incurred. Costs are considered incurred based on an evaluation of the progress to completion of specific tasks under each contract using information and data provided to us by our clinical sites and vendors and other information. These costs consist of direct and indirect costs associated with specific projects, as well as fees paid to various entities that perform certain research on our behalf.

In certain circumstances, we are required to make advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the advance payments are deferred and are expensed when the activity has been performed or when the goods have been received.

Clinical Trial and Pre-Clinical Study Accruals

We make estimates of accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Accrued expenses for pre-clinical studies and clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by CROs, clinical trial investigational sites, and other clinical trial-related vendors. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of clinical trial milestones. In accruing service fees, management estimates the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activity or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.

Stock-Based Compensation

Stock-based compensation cost for equity awards to employees and members of our board of directors is measured at the grant date, based on the calculated fair value of the award using the Black-Scholes option-pricing model, and is recognized as an expense, under the straight-line method, over the requisite service period (generally the vesting period of the equity grant). Stock options issued to non-employees are accounted for at their estimated fair values determined using the Black-Scholes option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered. Restricted stock issued to non-employees is accounted for at its estimated fair value as it vests.

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

Recently Issued Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which eliminates the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The standard is effective for the fiscal year beginning January 1, 2016. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or financial statement disclosures.

In August 2014, the FASB issued an ASU which requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance is primarily around certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. We intend to adopt this guidance at the beginning of our first quarter of fiscal year 2016.

In May 2014, the FASB issued an ASU which supersedes or replaces nearly all revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. We are evaluating which transition approach to use and its impact, if any, on our financial statements. This ASU is effective for the fiscal year beginning January 1, 2018. Early adoption is not permitted.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table summarizes our results of operations for the three months ended March 31, 2015 and 2014, together with the changes in those items in dollars (in thousands) and as a percentage:

	Three months ended March 31,		Dollar	Percentage
	2015	2014	Change	Change
Revenue	$—	$—	$—	—%
Operating expenses:
Research and development	20,216	2,183	18,033	826%
General and administrative	3,024	1,762	1,262	72%

Loss from operations	(23,240)	(3,945)	(19,295)	489%
Other income (expense), net	(267)	(162)	(105)	65%

Net loss	$(23,507)	$(4,107)	$(19,400)	472%

Revenue. We recorded no revenue for the three months ended March 31, 2015 and 2014.

Research and Development Expense. Research and development expense increased by approximately $18.0 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, an increase of 826%. During the three months ended March 31, 2015, we recorded an in-process research and development charge of approximately $11.9 million representing the net value of the assets exchanged for the intellectual property assets acquired from Teva. The remaining increase in research and development expenses during 2015 was primarily attributable to an increase in activities relating to development of our entrectinib product candidate. We also incurred an increase between periods for personnel expenses related to hiring and engaging additional employees and consultants to help us advance our product candidates, facilities related expenses as a result of the expansion of our leased facilities space and the additional outside services expense incurred in connection with our March 2015 asset acquisition.

General and Administrative Expense. General and administrative expenses increased by approximately $1.3 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, an increase of 72%. The increase in general and administrative expenses was primarily attributable to increases in personnel costs and investor relations, audit, legal and intellectual property costs, some of which resulted from activities relating to operating as a public company.

Other Income (Expense), net. Other income (expense), net consists principally of interest expense on our loan arrangement with Silicon Valley Bank, or SVB, net of the interest income earned on our portfolio of available-for-sale securities. Other expense, net increased by approximately $105,000 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, an increase of 65%. The increase in other expense, net was due to an increase in interest expense on our obligation to SVB (resulting from the additional borrowings we made during the third quarter of 2014) offset in part by the additional interest income generated by our portfolio of available-for-sale securities (resulting from an increase in investable funds).

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, and through March 31, 2015, we have raised an aggregate of approximately $177.9 million to fund our operations, of which approximately $41.6 million was raised through our issuance and sale of our common stock in a registered direct offering in March 2015, $55.2 million was received from our issuance and sale of our common stock in an underwritten public offering in March 2014, approximately $54.1 million was received from our issuance and sale of our common stock in two private placements in November 2013, approximately $21.0 million was received from the incurrence of indebtedness under our loan agreements with SVB and approximately $6.0 million was received from our issuance and sale of our preferred stock. As of March 31, 2015, we had also received a small amount of funding from our issuance of common stock to our founders in August and September 2011, and from our issuance of common stock upon the exercise from time to time of stock options. As of March 31, 2015, we had approximately $107.6 million in cash, cash equivalents and available-for-sale securities.

Registered Direct Offering. In March 2015 we issued an aggregate of 4,158,750 shares of our common stock in a registered direct offering. All of the shares issued in the offering were sold at a purchase price per share of $10.00 per share, for aggregate gross proceeds of approximately $41.6 million and aggregate net proceeds, after deducting offering fees and expenses, of approximately $41.4 million.

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

Amended and Restated Loan Agreement with SVB. In September 2014, we entered into an amended and restated loan agreement with SVB under which we incurred $21.0 million of indebtedness, approximately $11.0 million of which was used to repay our then-existing loan with SVB. We also have an option to receive an additional $10.0 million loan tranche, which may be drawn down by us at any time prior to September 30, 2015, provided that we have initiated the Phase IIa portion of our ongoing, global Phase I/II clinical study of entrectinib and subject to other customary conditions for funding. We are required to pay interest on the borrowings under the amended and restated loan agreement at a fixed, per-annum rate of 8.56% on a monthly basis through October 31, 2015. Thereafter, we will be required to repay the principal plus interest in 30 equal monthly installments. The number of months of interest-only payments and the number of months over which the principal will be amortized will each be increased by six months if the second loan tranche has been drawn down or we have raised net proceeds of at least $50.0 million through the offering of our equity securities, in each case prior to October 31, 2015. Further, the terms of the amended and restated loan agreement require that we make a final lump-sum payment of 3.0% of the principal amount of the loans thereunder. We may elect to prepay all amounts owed under either or both of the loan tranches prior to the maturity date, provided that a prepayment fee is also paid (equal to 2.0% of the amount prepaid if the prepayment occurs prior to September 30, 2015, or 1.0% of the amount prepaid if the prepayment occurs thereafter).

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

Preferred Stock Financings. We received approximately $6.0 million from the issuance and sale of our Series A and Series B preferred stock prior to the closing of our October 2013 merger. We received approximately $500,000 from our issuance and sale of an aggregate of 833,334 shares of our Series A preferred stock at a price per share of $0.60 to one investor in October 2011 and March 2012. We received approximately $5.5 million from our issuance and sale of an aggregate of 1,835,000 shares of our Series B preferred stock at a price per share of $3.00 to a number of investors in June 2012 and December 2012. On October 31, 2013, prior to the closing of the merger in which we became the wholly owned subsidiary of Parent, all then-outstanding shares of each series of our preferred stock were voluntarily converted by the holders thereof into shares of our common stock.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2015 and 2014:

	Three months ended, March 31,
	2015	2014
	(In thousands)
Net cash (used in) operating activities	$(9,499)	$(2,830)
Net cash provided by/ (used in) investing activities	4,800	(47,959)
Net cash provided by financing activities	41,397	51,583

Net increase in cash and cash equivalents	$36,698	$794

Net Cash Used in Operating Activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was approximately $9.5 million during the three months ended March 31, 2015 compared to approximately $2.8 million during the same period of 2014. The increase in cash used in operating activities was driven primarily by an increase in activities relating to development of our entrectinib product candidate.

Net Cash Used in Investing Activities. Net cash provided by investing activities was approximately $4.9 million during the three months ended March 31, 2015 compared to approximately $48.0 million used by such activities during the same period of 2014, primarily reflecting investment activity associated with our available-for-sale securities.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $41.4 million during the three months ended March 31, 2015, compared to approximately $51.6 million during the same period of 2014. The cash provided by financing activities during both periods was primarily the result of the funds raised through sales of our common stock.

Funding Requirements

We expect our expenses to increase in connection with the ongoing development of our entrectinib, RXDX-105, RXDX-106, RXDX-107, RXDX-103 and RXDX-108 programs, and as we continue the research and development of our Spark programs. In addition, if we obtain marketing approval for any of our product candidates in the future, which we anticipate would not occur for several years, if at all, we expect we would then incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborators with whom we may engage. Further, we expect to incur additional costs associated with operating as a public company.

Even after giving effect to our common stock offerings and our September 2014 loan arrangement with SVB, we expect to need to obtain additional funding in order to continue our operations and pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and available-for-sale securities will enable us to fund our operations and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our development programs;

•	the scope, progress, results and costs of companion diagnostic development for our product candidates;

•	the achievement of development milestones that trigger payments due to our licensing partners;

•	the extent to which we acquire or in-license other medicines, biomarkers and/or technologies;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval (to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of collaborators with whom we may engage);

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•	our ability to establish and maintain development, manufacturing or commercial collaborations on favorable terms, if at all.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Any or all of those sources of funding may not be available when needed on acceptable terms or at all. Except for our conditional option to acquire a second loan tranche of $10.0 million from SVB, we do not have any committed external source of additional funds. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the ownership interest of existing equity holders will be diluted. Also, the terms of any additional equity securities that may be issued in the future may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing may not be available when needed and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or relationships with third parties when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Caution on Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would,” or the negative of these terms or other comparable terminology. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the results of our research and development activities, including uncertainties relating to the discovery of potential product candidates and the preclinical and clinical testing of our product candidates; the early stage of our product candidates presently under development; our need for additional funds in order to pursue our business plan and the uncertainty of whether we will be able to obtain the funding we need; our ability to obtain and, if obtained, maintain regulatory approval of our current product candidates, and any future product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate; our ability to retain or hire key scientific or management personnel; our ability, with partners, to validate, develop and obtain regulatory approval of companion diagnostics for our product candidates; our ability to protect our intellectual property rights, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; our ability to develop successful sales and marketing capabilities in the future as needed; the size and growth of the potential markets for any of our product candidates, and the rate and degree of market acceptance of any of our product candidates; competition in our industry; the impact of healthcare reform legislation; regulatory developments in the United States and foreign countries; and other risks detailed under Part II – Item 1A – Risk Factors in this report and under “Part I – Item 1A – Risk Factors” in our most recent Annual Report on Form 10-K, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

Our cash, cash equivalents and available-for-sale investment securities as of March 31, 2015 consisted primarily of money market funds, short-term commercial paper and corporate debt securities. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. We maintain cash balances at various financial institutions. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation. At times these balances exceed federally insured limits. We have not experienced any losses in such accounts.

With respect our available-for-sale securities, our primary exposure to market risk is interest rate sensitivity. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment will probably decline. Currently, our holdings are in money market funds and available-for-sale investment securities, and therefore this interest rate risk is minimal. To minimize interest rate risk going forward, we intend to continue to maintain our portfolio of cash, cash equivalents and available-for-sale investment securities in a variety of securities consisting of money market funds and debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We also attempt to time the maturities of our investments to correspond with expected cash needs, allowing us to avoid realizing any potential losses from having to sell securities prior to their maturities.

Our cash is invested in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We do not believe our cash, cash equivalents and available-for-sale investment securities have significant risk of default or illiquidity. We made this determination based on discussions with our investment advisors and a review of our holdings. While we believe our cash, cash equivalents and available-for-sale investment securities are well diversified and do not contain excessive risk, we cannot provide assurance that in the future our investments will not be subject to adverse changes in market value.

In addition, domestic and international equity markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue and the markets continue to remain volatile, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may decline.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A – Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K as well as the other information in this report before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K or this report could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Except with respect to our trademarks, the trademarks, trade names and service marks appearing in this report are the property of their respective third party owners.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We are a development-stage company with no approved products, and have generated no material revenue to date and may never generate material revenue or achieve profitability.

We are a development-stage biopharmaceutical company with a limited operating history. We have not generated any material revenue to date and are not profitable, and have incurred losses in each year since our inception. Our net loss for the year ended December 31, 2014 and the quarter ended March 31, 2015 was $40.0 million and $23.5 million, respectively. As of March 31, 2015, we had an accumulated deficit of $79.1 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are currently focused on the development of our clinical and preclinical development programs, which we believe will result in our continued incurrence of significant research and development and other expenses related to those programs. If the non-clinical or clinical trials for any of our product candidates fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of our product candidates, if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect to need additional funding to continue our operations, which could result in dilution or restrictions on our business activities. We may not be able to raise capital when needed, if at all, which would force us to delay, limit, reduce or terminate our product development programs or commercialization efforts and could cause our business to fail.

Our operations have consumed substantial amounts of cash since inception. We expect to need substantial additional funding to pursue our development programs and launch and commercialize any product candidates for which we receive regulatory approval, which may include building internal sales and marketing forces to address certain markets.

Even after giving effect to the proceeds received from our common stock offerings and our September 2014 loan arrangement with Silicon Valley Bank, or SVB, we expect to require substantial additional capital for the further development and commercialization of our product candidates. Further, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue to expand our ongoing entrectinib and other development programs, including the four development programs we acquired from Cephalon, Inc., an indirect wholly owned subsidiary of Teva Pharmaceutical Industries Limited, or Teva, in March 2015, and if we acquire rights to additional product candidates. For example, in July 2014, we initiated a new, global Phase I/II clinical trial of oral entrectinib in adult patients with metastatic cancer detected to be positive for relevant molecular alterations. In addition, in connection with our acquisition of assets from Teva, we assumed responsibility for an ongoing Phase I/II clinical trial of RXDX-105. We plan to initiate one or more additional clinical trials to study entrectinib and our other product candidates in the future.

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

To date, we have financed our operations entirely through equity investments by founders and other investors and the incurrence of debt, and we expect to continue to do so in the foreseeable future. We may also seek funding through collaborative arrangements. Additional funding from those or other sources may not be available when or in the amounts needed, on acceptable terms, or at all. If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of further indebtedness, as we have done under our loan agreement with SVB and under which our ability to incur additional indebtedness is limited, we would likely become subject to additional covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support research and development, clinical or commercialization activities. If we obtain capital through collaborative arrangements, these arrangements could require us to relinquish rights to our technology or product candidates and could result in our receipt of only a portion of the revenues associated with the partnered products.

If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts. Any of these events could significantly harm our business, financial condition and prospects.

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

We are not aware of any present intention of any of our executive officers or other members of management to leave our company. However, our industry tends to experience a high rate of turnover of management personnel, and our personnel are generally able to terminate their relationships with us on short notice. All of our employment arrangements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior and mid-level managers as well as junior and mid-level scientific and medical personnel, particularly in light of our March 2015 acquisition of four development programs from Teva.

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

Risks Related to the Discovery and Development of Our Product Candidates

We are heavily dependent on the success of our current product candidates, which will require significant additional efforts to develop and may prove not to be viable for commercialization.

To date, we have invested significant efforts in the acquisition of our drug programs from NMS and Teva. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize products resulting from these drug programs and any others we may acquire in the future, which may never occur.

Before we could generate any revenues from sales of our product candidates, we must complete the following activities for each of them, any one of which we may not be able to successfully complete:

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

If the results of our ongoing Phase I/II clinical trials of entrectinib and RXDX-105 are not successful, we may not be able to use those results as the basis for advancing these product candidates into further clinical development. In that case, we may not have the resources to conduct new clinical trials, and/or we may determine that further clinical development of these product candidates is not justified and may decide to discontinue the programs. If the results of preclinical testing for our other product candidates are not successful, we may not be able to use those results as the basis for advancing those programs into further development. If studies of our product candidates produce unsuccessful results and we are forced or elect to cease their development, our business and prospects could be substantially harmed, particularly if the product candidates for which development has ceased are at the clinical development stage.

Preclinical and clinical testing of our product candidates that has been conducted to date may not have been performed in compliance with applicable regulatory standards, which could lead to increased costs or material delays for their further development.

We have only recently acquired the rights to develop our programs from NMS and Teva, and the previous development of those programs was conducted wholly by NMS or Teva or any third parties with which they had contracted. As a result, we were not involved with nor did we have any control over any of those development activities. Because we had no input on those development activities, we may discover that all or certain elements of the trials and studies performed by NMS or Teva have not been in compliance with applicable regulatory standards or have otherwise been deficient. If the studies conducted by NMS or Teva are not in full compliance with applicable regulatory standards or are otherwise not eligible for continued development in the United States or elsewhere, then we may be forced to conduct new studies in order to progress their development, which we may not have the funding or other resources to complete and which could severely delay any of our development plans for these product candidates. Any such deficiency in the prior development of these product candidates would significantly harm our business plans and prospects.

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

Although there are two clinical trials ongoing for entrectinib and one clinical trial ongoing for RXDX-105, we may experience delays in pursuing those or any other clinical or preclinical studies. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

To date, patients treated with entrectinib and RXDX-105 have experienced some drug-related adverse events. Results of our ongoing or future clinical trials of entrectinib and RXDX-105 or trials for our other product candidates could reveal a high and unacceptable severity and frequency of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Further, any observed drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial, or result in potential product liability claims. Any of these occurrences could materially harm our business, financial condition and prospects.

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

We currently have only limited control over the activities of the CROs we have engaged to continue the ongoing Phase I/II clinical trials for entrectinib and RXDX-105, and we expect the same to be true for any CROs we may engage in the future. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on any CRO does not relieve us of our regulatory responsibilities. Based on our present expectations, we, our CROs and our clinical trial sites are required to comply with good clinical practices, or GCPs, for all of our product candidates in clinical development. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in the applicable trial may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving a product candidate for marketing, which we may not have sufficient cash or other resources to support and which would delay our ability to generate revenue from any sales of such product candidate. In addition, our clinical trials are required to be conducted with product produced in compliance with current good manufacturing practice requirements, or cGMPs. Our or our CROs’ failure to comply with those regulations may require us to repeat clinical trials, which would also require significant cash expenditures and delay the regulatory approval process.

Agreements governing relationships with CROs generally provide those CROs with certain rights to terminate the agreements under specified circumstances. If a CRO that we have engaged terminates its relationship with us during the performance of a clinical trial, we would be forced to seek an engagement with a substitute CRO, which we may not be able to do on a timely basis or on commercially reasonable terms, if at all, and the applicable trial would experience delays or may not be completed. In addition, our CROs are not our employees, and except for remedies available to us under any agreements we enter with them, we are unable to control whether or not they devote sufficient time and resources to our clinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to a failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for, or successfully commercialize, the affected product candidates. As a result, our operations and the commercial prospects for the affected product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

We plan to rely completely on third parties to manufacture our preclinical and clinical drug supplies and any approved product candidates, and our operations could be harmed if those third parties fail to provide sufficient quantities of product in accordance with applicable regulatory and contractual obligations.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our preclinical and clinical drug supplies for use in the conduct of our preclinical studies and clinical trials or commercial quantities of any product candidates that may obtain regulatory approval. As a result, we expect that we will need to rely completely on third-party manufacturers for those services. We currently have a limited supply of entrectinib and our other product candidates. We have entered into non-exclusive clinical supply agreements with two independent third parties for entrectinib, and we are currently reliant completely on Teva for the clinical supply of RXDX-105. We do not currently have arrangements in place for commercial supply of bulk drug substance or drug products. We may not be able to establish these or any other supply relationship when needed, on reasonable terms, or at all. Any failure to secure sufficient supply of our product candidates for preclinical or clinical testing or, in the future, commercial purposes would materially harm our operations and financial results.

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

With respect to entrectinib, we are aware of two agents that have been approved by the FDA for ALK-positive NSCLC, Pfizer’s Xalkori®/crizotinib and Novartis’ Zykadia®/ceritinib.

With respect to RXDX-105, we are aware of three agents that have been approved by the FDA for BRAF-mutated melanoma, Genentech’s Zelboraf®/vemurafinib and Novartis’ Taflinar®/dabrafenib and Mekinist®/trametinib. We are also aware of three agents that have been approved by the FDA for EGFR-mutated non-small cell lung cancer, Genentech’s and Astellas’ Tarceva®/erlotinib, Boehringer Ingelheim’s Gilotrif®/afatinib and AstraZeneca’s Iressa®/gefitinib. In addition, Bristol-Myers Squibb’s Erbitux®/cetuximab is approved by the FDA for EGFR-mutated head and neck cancer and colorectal cancer.

With respect to RXDX-107, Teva’s Treanda®/bendamustine is approved by the FDA for the treatment of chronic lymphocytic lymphoma and B-cell non-Hodgkin lymphoma.

We are also aware of several other products in development targeting TrkA, TrkB, TrkC, ROS1, ALK, BRAF, EGFR, RET, AXL, c-MET, CDC7 and/or aPKCiota, as well as new formulations of bendamustine and other alkylating agents, for the treatment of cancer, some of which may be in a more advanced stage of development than our product candidates. There are also many other compounds directed to other molecular targets that are in clinical development by a variety of companies to treat cancer types that we may choose to pursue with our programs.

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

Our inability to retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the clinical testing and commercialization of products we develop. We have obtained product liability insurance covering our Phase I/II clinical trials of entrectinib and RXDX-105. We may wish to obtain additional such insurance covering studies or trials in other countries should we seek to expand those clinical trials or commence new clinical trials in other jurisdictions or increase the number of patients in any clinical trials we may pursue. We also may determine that additional types and amounts of coverage would be desirable at later stages of clinical development of our product candidates or upon commencing commercialization of any product candidate that obtains required approvals. However, we may not be able to obtain any such additional insurance coverage when needed on acceptable terms, or at all. We could be responsible for some or all of the financial costs associated with a product liability claim relating to our development or commercialization activities, in the event that any such claim results in a court judgment or settlement in an amount or of a type that is not covered, in whole or in part, by any insurance policies we may have or that is in excess of the limits of our insurance coverage. We may not have, or be able to obtain, sufficient capital to pay any such amounts that may not be covered by our insurance policies.

Risks Related to Our Intellectual Property

If we breach any of the agreements under which we license from third parties the development and commercialization rights to our product candidates, we could lose license rights that are important to our business and our operations could be materially harmed.

We have in-licensed from NMS the use, development and commercialization rights for our entrectinib and RXDX-103 programs, and we have assumed license agreements from Teva that include rights and obligations relating to our RXDX-105, RXDX-106 and RXDX-108 programs. As a result, our current business plans are dependent upon our satisfaction of certain conditions to the maintenance of those license agreements and the rights we license under them. Each of the license agreements provides that we are subject to diligence obligations relating to the commercialization and development of product candidates, milestone payments, royalty payments and other obligations. In addition to these license agreements, we may seek to enter into additional agreements with other third parties in the future granting similar license rights with respect to other potential product candidates. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of any of these license agreements, or any future license agreement we may enter on which our business or product candidates are dependent, the licensor may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain product candidates. The loss of the rights licensed to us under these license agreements, or any future license agreement that we may enter granting us rights on which our business or product candidates are dependent, would eliminate our ability to further develop the applicable product candidates and would materially harm our business, prospects, financial condition and results of operations.

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

Our license agreements relating to our entrectinib, RXDX-103, RXDX-105, RXDX-106 and RXDX-108 development programs grant us an exclusive, worldwide license under a portfolio of patents and patent applications directed to the licensed development programs. We own the rights to composition of matter patents and patent applications directed to our RXDX-106 and RXDX-107 programs. The composition of matter patents in the United States expire in 2029 for the issued patent relating to entrectinib, in 2029 for the issued patent relating to RXDX-103, and in 2030 for the issued patent relating to RXDX-105. There are patent applications pending that cover the composition of matter of RXDX-106, and we expect that if a United States patent issues from one of these applications it will expire in 2032. There are patent applications pending that cover the composition of matter of RXDX-107, and we expect that if a United States patent issues from one of these applications it will expire in 2033. There are patent applications pending that cover the composition of matter of certain compounds related to our RXDX-108 program, and we expect that if a United States patent issues from one of these applications it will expire in 2033. While patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend our patent exclusivity for any of these product candidates, the applicable patents may not meet the specified conditions for eligibility for any such term extension and, even if eligible, we may not be able to obtain any such term extension. Further, we may elect to pursue patent protection relating to our product candidates only in certain jurisdictions. As a result, competitors would be permitted to use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, any of which could compete with our product candidates.

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

While we expect that we will generally seek to gain the right to fully prosecute and maintain any issued patents and pending patent applications covering product candidates we may in-license from third-party owners, there may be instances when the prosecution and maintenance of issued patents and pending patent applications that cover our product candidates remain controlled by our licensors. For instance, NMS has retained certain patent prosecution and maintenance rights under our license agreements relating to our entrectinib and RXDX-103 programs, Daiichi Sankyo holds certain patent prosecution and maintenance rights under our license agreement relating to our RXDX-105 and RXDX-106 programs and Cancer Research Technology holds certain patent prosecution and maintenance rights under our license agreement relating to our RXDX-108 program. If any of our current or future licensing partners that retain the right to prosecute and maintain patents and pending patent applications covering the product candidates we license from them fail to appropriately prosecute and maintain that patent protection, we may not be able to prevent competitors from developing and selling competing products or practicing competing methods, and our ability to generate revenue from any commercialization of the affected product candidates may suffer.

Risks Related to Managing Any Growth We May Experience

We will need to grow the size of our organization, and we may experience difficulties in managing any growth we may achieve.

As of April 30, 2015, we had 65 employees, 63 of whom were full-time and 2 of whom were part-time. As our development and commercialization plans and strategies develop, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. We expect future growth to impose significant added responsibilities on members of management, particularly as we continue to expand our ongoing entrectinib and other development programs, including the four development programs we acquired from Teva in March 2015, including:

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

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future and may never achieve profitability. To the extent we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in equity ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes to offset its post-ownership change income and taxes may be limited. We may have experienced an ownership change as a result of our October 31, 2013 merger transaction, our November 2013, March 2014 and March 2015 common stock offerings and our March 2015 transaction with Teva, and we may experience one or more ownership changes as a result of future transactions in our stock. As a result we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. As of December 31, 2014, we had federal and state net operating loss carryforwards of approximately $33.0 million and $32.1 million, respectively, that could be limited if the merger, the common stock offerings or the Teva transaction resulted in an ownership change, or if we experience any other ownership change, which could potentially result in increased future tax liability to us.

Risks Related to Ownership of Our Common Stock

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of April 30, 2015, a total of 25,262,023 shares of our common stock were outstanding. Of those shares, approximately 19,859,833 were freely tradable, without restriction, in the public market. Such shares represented 78.6% of our outstanding shares of common stock as of that date. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of April 30, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 46.8% of our outstanding voting stock (which includes shares they had the right to acquire within 60 days). Accordingly, our directors and executive officers and large stockholders have significant influence over our affairs due to their substantial ownership coupled with the positions of some of these stockholders on our management team, and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership in our Board of Directors and management team and certain other large stockholders may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe are in their best interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated May 7, 2013, by and between Ignyta, Inc. and Actagene Oncology, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

2.2	Agreement and Plan of Merger and Reorganization, dated October 31, 2013, by and among Ignyta, Inc. (then known as Infinity Oil & Gas Company), IGAS Acquisition Corp., and Ignyta, Inc. (then known as Ignyta Operating, Inc.) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

2.3	Agreement and Plan of Merger, dated June 12, 2014, by and among Ignyta, Inc. (then known as Ignyta Operating, Inc.), and its parent entity Ignyta, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

3.1	Second Amended and Restated Certificate of Incorporation of Ignyta, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

3.2	Amended and Restated Bylaws of Ignyta, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

4.2	Warrant to Purchase Stock, issued to Silicon Valley Bank on June 25, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

4.3	Warrant to Purchase Stock, issued to Silicon Valley Bank on February 27, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

4.4	Warrant to Purchase Common Stock, dated November 6, 2013, issued to Nerviano Medical Sciences S.r.l. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2013).

4.5	Warrant to Purchase Stock, issued to Silicon Valley Bank on September 30, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2014).

4.6	Warrant to Purchase Stock, issued to Life Science Loans, LLC on September 30, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2014).

10.1*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award under the Ignyta, Inc. 2014 Incentive Award Plan.

10.2	Controlled Equity OfferingSM Sales Agreement, dated as of March 2, 2015, by and between Ignyta, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on March 2, 2015).

10.3	Asset Purchase Agreement, dated March 17, 2015, by and between Ignyta, Inc. and Cephalon, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015).

10.4	Registration Rights Agreement, dated March 17, 2015, by and between Ignyta, Inc. and Cephalon, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015).

10.5	Form of Subscription Agreement dated March 17, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015)

10.6*#	Collaboration Agreement dated November 3, 2006, as amended April 17, 2009, by and between Ignyta, Inc., as successor-in-interest to Cephalon, Inc., and Daiichi Sankyo Company Limited, as successor-in-interest to Ambit Biosciences Corporation.

10.7*#	Licence Agreement dated January 20, 2014, by and between Ignyta, Inc., as successor-in-interest to Teva Branded Pharmaceutical Products R&D, Inc., and Cancer Research Technology Limited.

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a –14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a –14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGNYTA, INC.

Date: May 11, 2015	By:	/s/ Jonathan E. Lim, M.D.
Jonathan E. Lim, M.D. President and Chief Executive Officer