Form 10-Q
period 2015-06-30
Ignyta, Inc.
filed 2015-08-10
CIK 1557421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 31, 2015, was 29,598,915.

IGNYTA, INC.

FORM 10-Q – QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

i

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Ignyta, Inc.

Condensed Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,555,536	$6,345,663
Short-term investment securities	55,097,748	63,200,563
Prepaid expenses and other current assets	2,565,488	1,731,521

Total current assets	111,218,772	71,277,747
Long-term investment securities	57,734,526	7,086,700
Fixed assets, net	7,567,761	6,280,909
Other assets	523,445	658,716

Total assets	$177,044,504	$85,304,072

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,772,335	$975,264
Accrued expenses and other liabilities	6,863,174	4,929,601
Note payable, current portion	1,166,667	1,400,000
Lease payable, current portion	176,084	171,638

Total current liabilities	9,978,260	7,476,503
Note payable, net of current portion and discount	19,196,233	18,830,136
Lease payable, net of current portion	255,020	344,188
Other long-term liabilities	2,454,274	2,705,319

Total liabilities	31,883,787	29,356,146
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par; 150,000,000 shares authorized; 29,598,915 and 19,584,769 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2,960	1,958
Additional paid-in capital	237,421,462	111,561,894
Accumulated deficit	(92,188,914)	(55,562,586)
Accumulated other comprehensive loss	(74,791)	(53,340)

Total stockholders’ equity	145,160,717	55,947,926

Total liabilities and stockholders’ equity	$177,044,504	$85,304,072

The accompanying notes are an integral part of these financial statements.

Ignyta, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$—	$150,000	$—	$150,000
Operating expenses:
Research and development	8,796,443	3,575,787	29,011,889	5,758,367
General and administrative	3,854,634	2,038,721	6,621,091	3,800,269

Total operating expenses	12,651,077	5,614,508	35,632,980	9,558,636

Loss from operations	(12,651,077)	(5,464,508)	(35,632,980)	(9,408,636)

Other income (expense):
Interest expense	(603,146)	(25,637)	(1,204,920)	(52,658)
Other income (expense)	134,500	67,622	211,573	(68,020)

Total other income (expense)	(468,646)	41,985	(993,347)	(120,678)

Net loss	$(13,119,723)	$(5,422,523)	$(36,626,327)	$(9,529,314)

Basic and diluted net loss per share	$(0.51)	$(0.28)	$(1.58)	$(0.56)

Weighted average shares – basic and diluted	25,927,708	19,578,733	23,211,749	17,054,031

Comprehensive loss:
Net loss	$(13,119,723)	$(5,422,523)	$(36,626,327)	$(9,529,314)
Unrealized gain (loss) on available-for-sale securities	(49,698)	36,678	(21,451)	5,562

Comprehensive loss	$(13,169,421)	$(5,385,845)	$(36,647,778)	$(9,523,752)

The accompanying notes are an integral part of these financial statements.

Ignyta, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(36,626,327)	$(9,529,314)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development charge associated with asset acquisition	11,880,000	—
Stock-based compensation	2,103,784	817,330
Depreciation and amortization of fixed assets	793,205	111,708
Accretion and amortization on debt securities	502,223	285,540
Amortization of non-cash financing costs	132,764	147,463
Other	—	53,837
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	53,373	(226,912)
Accounts payable	797,071	1,176,166
Accrued expenses and other liabilities	1,682,527	912,681

Net cash used in operating activities	(18,681,380)	(6,251,501)

Cash flows from investing activities:
Purchases of investment securities	(85,354,050)	(62,332,770)
Maturities and sales of investment securities	41,533,296	1,471,219
Purchases of fixed assets	(2,080,057)	(1,711,668)

Net cash used in investing activities	(45,900,811)	(62,573,219)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	111,588,519	51,581,843
Proceeds from exercise of stock options	288,267	5,472
Payments on leases payable	(84,722)	—
Repurchase of common stock	—	(1,440)

Net cash provided by financing activities	111,792,064	51,585,875

Net change in cash and cash equivalents	47,209,873	(17,238,845)
Cash and cash equivalents at beginning of period	6,345,663	51,803,716

Cash and cash equivalents at end of period	$53,555,536	$34,564,871

Supplemental disclosures of cash flow information:
Interest paid	$921,065	$292,178

Income taxes paid	$—	$5,304

Noncash investing and financing activities:
Leasehold improvements paid for by landlord	$—	$100,000

Unrealized gain (loss) on available-for-sale securities	$(21,451)	$5,562

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

On October 31, 2013, the Company merged with and into IGAS Acquisition Corp., a wholly owned subsidiary of Ignyta, Inc., a Nevada corporation previously named “Infinity Oil & Gas Company” (“Parent”), formerly a “shell company” under applicable rules of the Securities and Exchange Commission (the “SEC”). The Company changed its name to Ignyta Operating, Inc. in connection with this merger, and it survived the merger as a wholly owned subsidiary of Parent. In the merger, Parent acquired the business of the Company and continued the business operations of the Company. The merger was accounted for as a reverse merger and recapitalization, with the Company as the acquirer and Parent as the acquired company for financial reporting purposes. As a result, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of the Company and are recorded at the historical cost basis of the Company, and the consolidated financial statements after completion of the merger will include the assets and liabilities of Parent and the Company, the historical operations of the Company and the operations of the combined enterprise of Parent and the Company from and after the closing date of the merger. On June 12, 2014, Parent merged with and into the Company, with the Company surviving the merger and changing its name to “Ignyta, Inc.” (the “Reincorporation Merger”). This Reincorporation Merger had no material impact on the accounting of the company.

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

Liquidity

The Company had negative cash flow from operations of approximately $18.7 million during the first half of 2015 and, as of June 30, 2015, had an accumulated deficit of approximately $92.2 million. The Company is focused primarily on its development programs, and management believes such activities will result in the continued incurrence of significant research and development and other expenses related to those programs. The Company expects that it will need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products. If the clinical trials for any of the Company’s products fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of its product candidates, if approved, fails to achieve market acceptance, the Company may never become profitable. Even if it achieves profitability in the future, the Company may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash on hand and through additional financing from existing and prospective investors. The Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or to its stockholders.

As of June 30, 2015, the Company had cash, cash equivalents and investment securities totaling $166.4 million. While the Company expects that its existing cash, cash equivalents and investment securities will enable it to fund its operations and capital expenditure requirements for at least the next twelve months, having insufficient funds may require the Company to delay, reduce, limit or terminate some or all of its development programs or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market on its own. Failure to obtain adequate financing could eventually adversely affect the Company’s ability to operate as a going concern. If the Company raises additional funds from the issuance of equity securities, substantial dilution to its existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict its ability to operate its business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Significant estimates used in preparing the financial statements include those assumed in estimating expenses for the Company’s pre-clinical studies and clinical trials, computing the valuation allowance on deferred tax assets, and calculating stock-based compensation expense.

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

Clinical Trial and Pre-Clinical Study Accruals

The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances known to it at that time. Accrued expenses for pre-clinical studies and clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by contract research organizations, clinical trial investigational sites, and other clinical trial-related vendors. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of milestones. In accruing service fees, management estimates the time period over which services will be performed and the level of effort to be expended in each period. If possible, the Company obtains information regarding unbilled services directly from these service providers. However, the Company may be required to estimate these services based on other information available to it. If the Company underestimates or overestimates the activity or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in the Company’s accruals.

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

The calculations of net loss per share excluded potentially dilutive securities (consisting of outstanding options, warrants, restricted stock and restricted stock units) of approximately 4.1 million and 2.4 million shares as of June 30, 2015 and 2014, respectively.

Recent Accounting Pronouncements

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

3. ASSET ACQUISITION

On March 17, 2015, under the terms of an asset purchase agreement with Cephalon, Inc. (“Cephalon”), an indirect wholly owned subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”), the Company acquired certain assets relating to four oncology development programs. The development programs that were purchased from Teva include:

•	RXDX-105, a small molecule inhibitor of RET, BRAF and EGFR that is currently in a Phase I/II dose escalation clinical trial;

•	RXDX-106, a small molecule, pseudo-irreversible inhibitor of TYRO3, AXL, Mer (TAM) and cMET that is in late preclinical development;

•	RXDX-107, a new chemical entity comprising an alkyl ester of bendamustine encapsulated in human serum albumin (HSA) to form nanoparticles; and

•	RXDX-108, a small molecule inhibitor of the atypical kinase PKCiota that is in preclinical studies. The Company also acquired certain next generation PKCiota inhibitors in addition to the lead compound.

Under the asset purchase agreement, the Company acquired Cephalon’s right, title and interest in and to certain intellectual property, compounds, products, contracts, records, data and development supplies related to these programs (the “Purchased Assets”), and assumed certain related commitments. The Company did not acquire any marketable products, established customer or employee bases, or any established business, management, operational or resource management processes. Accordingly, the Company recorded this transaction as an asset purchase as opposed to a business combination. As consideration for the Purchased Assets, the Company issued to Cephalon 1,500,000 unregistered shares of the Company’s common stock and assumed certain other third-party obligations (see Note 8).

The acquired assets are in various stages of drug development, ranging from preclinical stage to Phase I clinical trials. As such, the development plans are still being formulated and are as yet incomplete. The Company will be conducting further preclinical studies and making assessments of potential clinical development plans related to these compounds. As the success of the Company’s commercialization of these acquired compounds remains uncertain and the assets in question have no alternative future uses, the Company recorded an in-process research and development charge of approximately $11.9 million during the first quarter of 2015 based on the value of the net assets exchanged for the Teva assets.

Under the provisions of the asset purchase agreement, the Company paid approximately $0.9 million to Cephalon for drug development supplies, which was included in research and development expenses for the first quarter of 2015. Concurrent with the above transaction, Cephalon also entered into a subscription agreement with the Company whereby Cephalon agreed to purchase an additional 1,500,000 shares of the Company’s common stock at a price of $10.00 per share (see Note 9).

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

4. INVESTMENT SECURITIES

Investments

The following tables summarize the Company’s investment securities as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper, short-term	$2,500	$—	$—	$2,500
Corporate debt securities, short-term	52,626	7	(35)	52,598
U.S. government and agency obligations, long-term	19,015	17	(1)	19,031
Corporate debt securities, long-term	38,766	7	(70)	38,703

Total	$112,907	$31	$(106)	$112,832

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper, short-term	$3,896	$—	$—	$3,896
Corporate debt securities, short-term	59,343	—	(38)	59,305
Corporate debt securities, long-term	7,102	—	(15)	7,087

Total	$70,341	$—	$(53)	$70,288

All of the Company’s available-for-sale investment securities held at June 30, 2015 had maturity dates of less than 18 months. The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Investment securities classified as short-term investments have maturity dates of less than one year from the balance sheet date, while securities classified as long-term investments have maturity dates of greater than one year from the balance sheet date. The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in investment income.

None of the Company’s available-for-sale investment securities was in a material unrealized loss position at June 30, 2015. The Company reviewed its investment holdings as of June 30, 2015 and determined that its unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that all securities have been in an unrealized loss position for less than twelve months. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale securities.

The Company has not realized any significant gains or losses on sales of available-for-sale investment securities during 2015 or 2014.

5. FAIR VALUE MEASUREMENTS

The Company holds available-for-sale securities that consist of highly liquid, investment grade debt securities. The Company determines the fair value of its available-for-sale securities based upon one or more valuations reported by its investment accounting and reporting service provider. The investment service provider values the securities using a hierarchical security pricing model that relies primarily on valuations provided by an industry-recognized valuation service. Such valuations may be based on trade prices in active markets for identical assets or liabilities (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curves, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, and broker and dealer quotes, as well as other relevant economic measures. The fair value of the Company’s cash, cash equivalents and available-for-sale investment securities at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$53,556	$—	$—	$53,556	$6,346	$—	$—	$6,346
Short-term investments:
Commercial paper	—	2,500	—	2,500	—	3,896	—	3,896
Corporate debt securities	—	52,598	—	52,598	—	59,305	—	59,305

Total short-term investments	—	55,098	—	55,098	—	63,201	—	63,201
Long-term investments:
U.S. government and agency obligations	19,031	—	—	19,031	—	—	—	—
Corporate debt securities	—	38,703	—	38,703	—	7,087	—	7,087

Total long-term investments	19,031	38,703	—	57,734	—	7,087	—	7,087

Total assets measured at fair value	$72,587	$93,801	$—	$166,388	$6,346	$70,288	$—	$76,634

6. FIXED ASSETS

Carrying Value of Fixed Assets

Fixed assets consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Manufacturing and lab equipment	$5,723,480	$3,837,967
Leasehold improvements	2,348,897	2,326,963
Computer equipment and software	574,131	471,415
Office furniture	348,789	278,895

Fixed assets, gross	8,995,297	6,915,240
Less accumulated depreciation and amortization	(1,427,536)	(634,331)

Fixed assets, net	$7,567,761	$6,280,909

Depreciation expense was $421,126 and $793,205 for the three and six months ended June 30, 2015, respectively, and $63,108 and $111,708 for the three and six months ended June 30, 2014, respectively.

Capital Leases

The net book value of the Company’s equipment under capital leases was $555,442 as of June 30, 2015, which reflected accumulated life-to-date depreciation of $80,289. Depreciation expense on this equipment totaled $31,787 and $80,289 for the three and six months ended June 30, 2015, respectively. These assets were acquired late in the fourth quarter of 2014, and as such, there was no depreciation expense reflected in the Company’s 2014 operating results related to these assets. Remaining minimum payments under capital leases totaled $431,104 as of June 30, 2015.

7. NOTES PAYABLE

On September 30, 2014, the Company entered into an amended and restated loan and security agreement with Silicon Valley Bank (“SVB”), which was subsequently amended on June 5, 2015 (the “New Loan Agreement”). The New Loan Agreement replaced the prior loan and security agreement (the “Loan Agreement”) which was first entered into in June 2012, amended in February 2013 and amended and restated in December 2013. The amount borrowed under the New Loan Agreement was increased from $10,000,000 to $21,000,000, with an option to receive an additional $10,000,000, which may be drawn down at any time prior to September 30, 2015 provided the Company has initiated any Phase II clinical study of entrectinib (formerly called RXDX-101) and subject to other customary conditions for funding. All principal and interest due on the prior Loan Agreement was paid in full and the Company was advanced the net proceeds of the New Loan Agreement in September 2014. In connection with entering into the New Loan Agreement, the Company issued to SVB and its affiliate warrants to purchase an aggregate of 37,849 shares of its common stock with a term of seven years. The fair value of the warrants has been recorded as a debt discount and is being amortized to interest expense over the term of the New Loan Agreement.

Payments of principal and interest on the New Loan Agreement are due on a fully amortized basis of 36 months in equal monthly installments, commencing after an eighteen-month period of interest only payments, such that all amounts owed under the New Loan

Agreement will mature on April 1, 2019. In accordance with the provisions of the New Loan Agreement, the number of months of interest-only payments and the number of months over which the principal will be amortized were each increased by six months upon consummation of the Company’s stock offering in June 2015 (see Note 9). Upon the final maturity date, the Company will also owe to the lender a final payment equal to 3% of the full principal amount under the New Loan Agreement. The final payment of $630,000, which is based on the initial amount borrowed under the New Loan Agreement, is presented as a debt discount on the related debt to be amortized to interest expense. Interest on the note was fixed on the date of funding at 8.6%.

Pursuant to the New Loan Agreement, the Company is bound by certain affirmative and negative covenants setting forth actions that it must and must not take during the term thereof. Upon the occurrence of an event of default under the New Loan Agreement, subject to cure periods for certain events of default, all amounts owed by the Company thereunder shall begin to bear interest at a rate of 11.6% and may be declared immediately due and payable by SVB. The Company has granted SVB a security interest in substantially all of its personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed to SVB under the New Loan Agreement. The Company has also agreed not to encumber any of its intellectual property without SVB’s written consent.

Future minimum principal payments under the Company’s notes payable are as follows:

Year ending December 31,
2015 (6 months)	$—
2016	4,666,667
2017	7,000,000
2018	7,000,000
2019	2,333,333

Total	$21,000,000

If the Company draws down the second loan tranche under the New Loan Agreement, it will issue to SVB and its affiliate additional warrants which will be exercisable immediately and have a term of seven years. Those warrants will be exercisable for an aggregate number of shares equal to $135,500 divided by the lower of (a) the trailing 10-day average of the closing price of the Company’s common stock on the Nasdaq Capital Market prior to the funding date of the second loan tranche and (b) the closing price of the Company’s common stock on the Nasdaq Capital Market on the funding date of the second loan tranche, at an exercise price equal to such divisor.

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

RXDX-105 and RXDX-106. In connection with the March 2015 asset acquisition from Cephalon, the Company assumed all rights and obligations under the collaboration agreement dated November 3, 2006, as amended April 17, 2009, between Cephalon, Inc. and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), as successor-in-interest to Ambit Biosciences Corporation. The collaboration was for the purpose of identifying and developing clinical candidates that demonstrate activity towards the two designated target kinases of the collaboration: the BRAF kinase and the AXL kinase. Under the agreement, both parties contributed certain intellectual property to the collaboration and agreed to a period of exclusivity during which neither party would engage in any research related to a collaboration target compound with any third-party. The collaboration portion of the agreement ended in November 2009, but the agreement remains in effect on a product-by-product, country-by-country basis until all royalty obligations expire. Both parties have a right to terminate the agreement if the other party enters bankruptcy or upon an uncured breach by the other party. The Company may also terminate the agreement in its discretion upon 90 days’ written notice to Daiichi Sankyo. The Company is solely responsible for worldwide clinical development and commercialization of collaboration compounds, subject to the option of Daiichi Sankyo, exercisable during certain periods following completion of the first proof-of-concept study in humans and only with the consent of the Company, to co-develop and co-promote RXDX-105. If the Company decides to discontinue development of the RXDX-105 program, it must give written notice to Daiichi Sankyo, which will have the right to assume control of that program, subject to diligence obligations and payment of the milestones and royalties to the Company that would otherwise have been paid to Daiichi Sankyo had the Company maintained responsibility for the program.

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

Commitments

The Company has entered into agreements with contract research organizations for clinical studies to be conducted both within and outside the U.S. for its product candidates. The aggregate cost under these arrangements is expected to be approximately $24.0 million over a two-year period, of which approximately $9.1 million has been incurred to date.

The Company leases office space and lab equipment under non-cancelable operating leases expiring on various dates through October 2019. Future minimum lease payments under the Company’s operating leases totaled $3.6 million as of June 30, 2015.

9. STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is authorized to issue 150,000,000 shares of common stock and 10,000,000 shares of preferred stock, with the preferred stock having the rights, preferences and privileges that the Company’s board of directors may determine from time to time. Each share of the Company’s common stock is entitled to one vote, and all shares rank equally as to voting and other matters.

Restricted Stock

The Company issued restricted shares in 2011 and 2013. The Company’s restricted stock arrangements allow it to repurchase any unvested shares of stock in the event the holder ceases providing services to the Company. During 2014, the Company repurchased 400,000 of such restricted shares for $1,440. No such shares have been repurchased by the Company during 2015.

Approximately 28,516 shares associated with restricted stock arrangements were subject to future vesting as of June 30, 2015.

Stock Offerings

In June 2015, the Company completed a secondary public stock offering providing for the issuance and sale to investors of an aggregate of 4,285,714 shares of its common stock at a purchase price of $17.50 per share for net proceeds of approximately $70.1 million (after deducting transaction costs of $4.9 million).

In March 2015, concurrent with its asset acquisition agreement with Cephalon (see Note 3), the Company issued and sold 4,158,750 shares of common stock at $10.00 per share to Cephalon and several additional investors in a secondary public offering. The net proceeds from this offering totaled approximately $41.4 million (after deducting transaction costs of $149,000).

In March 2014, the Company completed a secondary public stock offering providing for the issuance and sale to investors of an aggregate of 6,031,750 shares of its common stock at a purchase price of $9.15 per share for net proceeds of approximately $51.6 million (after deducting transaction costs of $3.6 million).

Warrants

Warrants to purchase up to an aggregate of 43,925 shares of the Company’s common stock were outstanding as of June 30, 2015. These warrants have exercise prices ranging from $3.00 to $7.52 per share, and expire at various dates through September 30, 2021.

10. EQUITY AWARDS

Equity Incentive Plans

The Company adopted the 2014 Incentive Award Plan (the “2014 Plan”) on June 11, 2014. The 2014 Plan provides for the issuance of equity awards to employees and non-employees of up to 3,000,000 shares, plus one share for each share subject to a stock option that was outstanding under the Company’s 2011 Stock Incentive Plan, as amended (the “2011 Plan”) prior to the effective date of the 2014 Plan that expires, is forfeited or is settled in cash. As of June 30, 2015, 1,181,297 shares remain available under the 2014 Plan. Prior to the adoption of the 2014 Plan, the Company granted equity awards under the 2011 Plan and the 2014 Employment Inducement Incentive Award Plan (the “2014 Inducement Plan”). No additional equity grants may be made by the Company under either the 2011 Plan or the 2014 Inducement Plan.

In July 2015, the Company adopted the 2015 Employment Inducement Incentive Award Plan (the “2015 Inducement Plan”). The 2015 Inducement Plan provides for the issuance of equity awards to employees and non-employees of up to 2,000,000 shares. Awards under the 2015 Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.

Stock Option Activity

A summary of the Company’s stock option activity and related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2014	2,991,656	$6.67	9.21	$2,482,181
Granted	1,331,491	8.69
Exercised	(47,363)	6.17
Forfeited	(279,468)	7.57

Balance at June 30, 2015	3,996,316	$7.28	9.02	$29,569,040

Exercisable at June 30, 2015	809,983	$5.58	8.42	$7,706,321

Options granted under the Company’s equity plans are exercisable at various dates and will expire no more than ten years from their dates of grant. The exercise price of each option to be granted under the 2014 Plan shall be determined by the administrator of the 2014 Plan, which is the Company’s board of directors or the compensation committee thereof, and shall not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted. The exercise price of each option to be granted under the 2015 Inducement Plan shall be determined by the administrator of the 2015 Inducement Plan, which is the compensation committee of the Company’s board of directors, and shall not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock on the date of grant and for a term not to exceed five years.

Restricted Stock Units

In 2015, the Company issued 90,000 restricted stock units (“RSUs”) to employees under the 2014 Plan with vesting to occur on either the fourth or fifth anniversary of the grant date. All of these RSUs were outstanding and subject to future vesting as of June 30, 2015.

Fair Value of Equity Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its plans. Key valuation assumptions include:

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

The fair value of option grants made during fiscal 2015 was estimated using the following weighted-average assumptions:

Fiscal 2015
Volatility	68.5%
Risk free interest rate	1.60%
Dividend yield	0.00%
Expected life of option	6.1 years

The estimated weighted-average fair value of stock options granted during fiscal 2015 was $5.35 per share.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for all equity awards to employees and non-employees during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Included in research and development	$447,598	$134,802	$916,212	$309,443
Included in general and administrative	623,969	246,249	1,187,572	507,887

Total	$1,071,567	$381,051	$2,103,784	$817,330

Unrecognized stock-based compensation expense related to unvested awards granted under the Company’s equity incentive plans totaled $13.0 million as of June 30, 2015, and is expected to be recognized over a weighted-average period of 3.2 years.

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

On October 31, 2013, we merged with and into IGAS Acquisition Corp., a wholly owned subsidiary of Ignyta, Inc., a Nevada corporation previously named “Infinity Oil & Gas Company,” or Parent, formerly a “shell company” under applicable rules of the Securities and Exchange Commission, or the SEC. We survived the merger as a wholly owned subsidiary of Parent. In the merger, Parent acquired our business and continued our business operations. The merger is accounted for as a reverse merger and recapitalization, with us as the acquirer and Parent as the acquired company for financial reporting purposes. As a result, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are ours and are recorded at our historical cost basis, and the consolidated financial statements after completion of the merger will include the assets and liabilities of Parent and us, the historical operations of us and the operations of the combined enterprise of Parent and us from and after the closing date of the merger. As a result of the accounting treatment of the merger and the change in Parent’s business and operations from a shell company to a precision oncology biotechnology company, a discussion of the past financial results of the shell company is not pertinent or material, and the following discussion and analysis of our financial condition and results of operations is based on our financial statements. On June 12, 2014, Parent merged with and into us, with us surviving the merger and changing our name to “Ignyta, Inc.” This merger had no material impact on the accounting of the company. Unless the context indicates or otherwise requires, the terms “we,” “us,” “our” and “our company” refer to (i) Parent and us, its consolidated subsidiary, for discussions relating to periods before and through June 12, 2014, and (ii) us, the surviving company to the June 12, 2014 merger, for discussions relating to periods after June 12, 2014.

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

Our current development plans focus on our pipeline:

•	entrectinib, formerly called RXDX-101, a small molecule tyrosine kinase inhibitor directed to the Trk family tyrosine kinase receptors (TrkA, TrkB and TrkC), ROS1 and ALK proteins, which is in two Phase I/II clinical studies in molecularly defined patient populations for the treatment of solid tumors;

•	RXDX-105, a small molecule inhibitor of RET, BRAF and EGFR that is currently in a Phase I/II clinical trial for the treatment of solid tumors;

•	RXDX-107, a new chemical entity comprising an alkyl ester of bendamustine encapsulated in human serum albumin (“HSA”) to form nanoparticles for which the U.S. Food and Drug Administration, or FDA, has cleared our Investigational New Drug application, or IND;

•	RXDX-106, a small molecule, pseudo-irreversible inhibitor of TYRO3, AXL and Mer, or collectively TAM, and cMET that is in late preclinical development;

•	RXDX-103, a small molecule inhibitor of the cell division cycle 7-related, or Cdc7, protein kinase that is currently at the development candidate stage; and

•	RXDX-108, a small molecule inhibitor of the atypical kinase PKCiota that is in preclinical studies. We also have rights to certain next generation PKCiota inhibitors in addition to the lead compound.

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

We do not track our employee and facility related research and development costs by project, as we typically use our employee and infrastructure resources across multiple research and development programs. We believe that the allocation of such costs would be arbitrary and would not be meaningful. We have not historically tracked external development costs by program as the majority of our development spend was focused on the development and clinical trials of entrectinib. We have contracted with clinical research organizations to manage our clinical trials under agreed upon budgets, with oversight by our clinical program managers. Any deviations from the budgets must be approved by us in writing, prior to commencement of the work. Our internal research and development costs are controlled through our internal budget and forecast process and subject to quarterly review and analysis of budget versus actual expenditures.

Research and development activities are central to our business model. Our research and development programs that we expect will be our focus in the immediate future consist of the development of our entrectinib, RXDX-105, RXDX-107, RXDX-106, RXDX-103 and RXDX-108 programs, and drug discovery activities for the development of our Spark programs. All of those research and development programs are in the early stage, and since product candidates in later stages of development generally have higher development costs than those in earlier stages of development, we expect research and development costs relating to each of those programs to increase significantly for the foreseeable future. However, the successful development of any of our product candidates, or any others we may seek to pursue, is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development for our programs, or whether any of our product candidates will reach successful commercialization. We are also unable to predict when, if ever, any net cash inflows will commence from any of the product candidates we currently or may in the future pursue. This lack of predictability is due to the numerous risks and uncertainties associated with developing medicines, many of which, such as our ability to obtain approvals to market and sell those medicines from the FDA, and other applicable regulatory authorities, are beyond our control, including the uncertainty of:

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

Clinical Trial and Pre-Clinical Study Accruals

We make estimates of accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Accrued expenses for pre-clinical studies and clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by CROs, clinical trial investigational sites, and other clinical trial-related vendors. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of milestones. In accruing service fees, management estimates the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activity or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014, together with the changes in those items in dollars (in thousands) and as a percentage:

	Three months ended June 30,		Dollar Change	Percentage Change
	2015	2014
Revenue	$—	$150	$(150)	(100)%
Operating expenses:
Research and development	8,796	3,576	5,220	146%
General and administrative	3,855	2,039	1,816	89%

Total operating expenses	12,651	5,615	7,036	125%

Loss from operations	(12,651)	(5,465)	(7,186)	131%
Other income (expense), net	(469)	42	(511)	(1,217)%

Net loss	$(13,120)	$(5,423)	$(7,697)	142%

Revenue. We did not record any revenue for the three months ended June 30, 2015. We recorded revenue of $150,000 for the comparable period of 2014 due to a one-time service fee for research services.

Research and Development Expense. Research and development expense increased by approximately $5.2 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, an increase of 146%. The increase in research and development expenses during 2015 was primarily attributable to an increase in activities relating to development of entrectinib and our other product candidates, including the assets acquired from Teva in March 2015. We also incurred an increase between periods for personnel expenses related to hiring and engaging additional employees and consultants to help us advance our product candidates, facilities related expenses as a result of the expansion of our leased facilities space and the additional outside services expense incurred in connection with our March 2015 asset acquisition.

General and Administrative Expense. General and administrative expenses increased by approximately $1.8 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, an increase of 89%. The increase in general and administrative expenses was primarily attributable to increases in personnel costs and investor relations, audit, legal and intellectual property costs.

Other Income (Expense), net. Other expense, net increased by approximately $511,000 for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase was due to an increase in the interest expense on our loan obligation to Silicon Valley Bank, or SVB,(resulting from the additional borrowings we made during the third quarter of 2014) offset in part by the additional interest income generated by our portfolio of available-for-sale securities (resulting from an increase in investable funds).

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014, together with the changes in those items in dollars (in thousands) and as a percentage:

	Six months ended June 30,		Dollar Change	Percentage Change
	2015	2014
Revenue	$—	$150	$(150)	(100)%
Operating expenses:
Research and development	29,012	5,758	23,254	404%
General and administrative	6,621	3,800	2,821	74%

Total operating expenses	35,633	9,558	26,075	273%

Loss from operations	(35,633)	(9,408)	(26,225)	279%
Other income (expense), net	(993)	(121)	(872)	721%

Net loss	$(36,626)	$(9,529)	$(27,097)	284%

Revenue. We did not record any revenue for the six months ended June 30, 2015. We recorded revenue of $150,000 for the comparable period of 2014 due to a one-time service fee for research services.

Research and Development Expense. Research and development expense increased by approximately $23.3 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, an increase of 404%. During 2015, we recorded an in-process research and development charge of approximately $11.9 million representing the net value of the assets exchanged for the intellectual property assets acquired from Teva. The remaining increase in research and development expenses during 2015 was primarily attributable to an increase in activities relating to development of entrectinib and our other product candidates, including the assets acquired from Teva in March 2015. We also incurred an increase between periods for personnel expenses related to hiring and engaging additional employees and consultants to help us advance our product candidates, facilities related expenses as a result of the expansion of our leased facilities space and the additional outside services expense incurred in connection with our March 2015 asset acquisition.

General and Administrative Expense. General and administrative expenses increased by approximately $2.8 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, an increase of 74%. The increase in general and administrative expenses was primarily attributable to increases in personnel costs and investor relations, audit, legal and intellectual property costs, some of which resulted from activities relating to operating as a public company.

Other Income (Expense), net. Other expense, net increased by approximately $872,000 for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This increase was due to an increase in the interest expense on our loan obligation to SVB (resulting from the additional borrowings we made during the third quarter of 2014) offset in part by the additional interest income generated by our portfolio of available-for-sale securities (resulting from an increase in investable funds).

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, and through June 30, 2015, we have raised an aggregate of approximately $253.1 million to fund our operations, of which approximately $75.0 million was received from our issuance and sale of our common stock in an underwritten public offering in June 2015, approximately $41.6 million was raised through our issuance and sale of our common stock in a registered direct offering in March 2015, approximately $55.2 million was received from our issuance and sale of our common stock in an underwritten public offering in March 2014, approximately $54.1 million was received from our issuance and sale of our common stock in two private placements in November 2013, approximately $21.0 million was received from the incurrence of indebtedness under our loan agreements with SVB and approximately $6.0 million was received from our issuance and sale of our preferred stock. We had also received a small amount of funding from our issuance of common stock to our founders in August and September 2011, and from our issuance of common stock upon the exercise from time to time of stock options. As of June 30, 2015, we had approximately $166.4 million in cash, cash equivalents and available-for-sale securities.

Public Offerings. In June 2015 and March 2014, we issued an aggregate of 10,317,464 shares of our common stock in underwritten public offerings. All of the shares issued in the June 2015 offering were sold at a purchase price per share of $17.50, and all of the shares issued in the March 2014 offering were sold at a purchase price per share of $9.15. The offerings generated aggregate gross proceeds of approximately $130.2 million and aggregate net proceeds, after deducting underwriting discounts and commissions and other offering fees and expenses, of approximately $121.7 million.

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

Amended and Restated Loan Agreement with SVB. In September 2014, we entered into an amended and restated loan agreement with SVB, which was subsequently amended on June 5, 2015, under which we incurred $21.0 million of indebtedness, approximately $11.0 million of which was used to repay our then-existing loan with SVB. We also have an option to receive an additional $10.0 million loan tranche, which may be drawn down by us at any time prior to September 30, 2015, provided that we have initiated any Phase II study of entrectinib and subject to other customary conditions for funding. We are required to pay interest on the borrowings under the amended and restated loan agreement at a fixed, per-annum rate of 8.6% on a monthly basis through April 30, 2016. Thereafter, we will be required to repay the principal plus interest in 36 equal monthly installments. In accordance with the provisions of the loan agreement, the number of months of interest-only payments and the number of months over which the principal will be amortized was each increased by six months upon the consummation of our public offering of common stock in June 2015. Further, the terms of the amended and restated loan agreement require that we make a final lump-sum payment of 3.0% of the principal amount of the loans thereunder. We may elect to prepay all amounts owed under either or both of the loan tranches prior to the maturity date, provided that a prepayment fee is also paid (equal to 2.0% of the amount prepaid if the prepayment occurs prior to September 30, 2015, or 1.0% of the amount prepaid if the prepayment occurs thereafter).

Pursuant to the amended and restated loan agreement, we are bound by certain affirmative and negative covenants setting forth actions that we must and must not take during the term thereof. Upon the occurrence of an event of default under the amended and restated loan agreement, subject to cure periods for certain events of default, all amounts owed by us thereunder shall begin to bear interest at a rate of 11.6% and may be declared immediately due and payable by SVB. We have granted SVB a security interest in substantially all of our personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed to SVB under the amended and restated loan agreement. We have also agreed not to encumber any of our intellectual property without SVB’s prior written consent.

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

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2015 and 2014 (amounts in thousands):

	Six months ended, June 30,
	2015	2014
Net cash (used in) operating activities	$(18,681)	$(6,252)
Net cash used in investing activities	(45,901)	(62,573)
Net cash provided by financing activities	111,792	51,586

Net increase in cash and cash equivalents	$47,210	$(17,239)

Net Cash Used in Operating Activities. The use of cash in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was approximately $18.7 million during the six months ended June 30, 2015 compared to approximately $6.3 million during the same period of 2014. The increase in cash used in operating activities was driven primarily by an increase in activities relating to development of entrectinib and our other product candidates, including the assets acquired from Teva in March 2015.

Net Cash Used in Investing Activities. Net cash used in investing activities was approximately $45.9 million during the six months ended June 30, 2015 compared to approximately $62.6 million used by such activities during the same period of 2014, primarily reflecting investment activity associated with our available-for-sale securities.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $111.8 million during the six months ended June 30, 2015, compared to approximately $51.6 million during the same period of 2014. The cash provided by financing activities during both periods was primarily the result of the funds raised through sales of our common stock.

Funding Requirements

We expect our expenses to increase in connection with the ongoing development of our entrectinib, RXDX-105, RXDX-107, RXDX-106, RXDX-103 and RXDX-108 programs, and as we continue the research and development of our Spark programs. In addition, if we obtain marketing approval for any of our product candidates in the future, which we anticipate would not occur for several years, if at all, we expect we would then incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborators with whom we may engage. Further, we expect to incur additional costs associated with operating as a public company.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. Any or all of those sources of funding may not be available when needed on acceptable terms, or at all. Except for our conditional option to acquire a second loan tranche of $10.0 million from SVB, we do not have any committed external source of additional funds. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the ownership interest of existing equity holders will be diluted. Also, the terms of any additional equity securities that may be issued in the future may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing may not be available when needed and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or relationships with third parties when needed or on acceptable terms, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Failure to obtain adequate financing could eventually adversely affect our ability to operate as a going concern.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Caution on Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would,” or the negative of these terms or other comparable terminology. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the results of our research and development activities, including uncertainties relating to the discovery of potential product candidates and the preclinical and clinical testing of our product candidates; the early stage of our product candidates presently under development; our need for additional funds in order to pursue our business plan and the uncertainty of whether we will be able to obtain the funding we need; our ability to obtain and, if obtained, maintain regulatory approval of our product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate; our ability to retain or hire key scientific or management personnel; our ability, alone or with partners, to validate, develop and obtain regulatory approval of companion diagnostics for our product candidates; our ability to protect our intellectual property rights, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, contract research organizations, testing laboratories and other potential collaborators; our ability to develop or avail ourselves of successful sales and marketing capabilities in the future as needed; the size and growth of the potential markets for any of our product candidates, and the rate and degree of market acceptance of any of our product candidates; competition in our industry; the impact of healthcare reform legislation; regulatory developments in the United States and foreign countries; and other risks detailed under Part II – Item 1A – Risk Factors in this report and under “Part I – Item 1A – Risk Factors” in our most recent Annual Report on Form 10-K, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

Our cash, cash equivalents and available-for-sale investment securities as of June 30, 2015 consisted primarily of money market funds, short-term commercial paper and corporate debt securities. We do not have any auction rate securities on our balance sheet, as they are not permitted by our investment policy. We maintain cash balances at various financial institutions. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation. At times these balances exceed federally insured limits. We have not experienced any losses in such accounts.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.

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

We are a development-stage biopharmaceutical company with a limited operating history. We have not generated any material revenue to date and are not profitable, and have incurred losses in each year since our inception. Our net loss for the year ended December 31, 2014 and the six months ended June 30, 2015 was $40.0 million and $36.6 million, respectively. As of June 30, 2015, we had an accumulated deficit of $92.2 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are currently focused on the development of our clinical and preclinical development programs, which we believe will result in our continued incurrence of significant research and development and other expenses related to those programs. If the non-clinical or clinical trials for any of our product candidates fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of our product candidates, if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Even after giving effect to the proceeds received from our common stock offerings and our September 2014 loan arrangement with Silicon Valley Bank, or SVB, we expect to require substantial additional capital for the further development and commercialization of our product candidates. Further, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue to expand our ongoing entrectinib and other development programs, including the four development programs we acquired from Cephalon, Inc., an indirect wholly owned subsidiary of Teva Pharmaceutical Industries Limited, or Teva, in March 2015, and if we acquire rights to additional product candidates. For example, in the second half of 2015 we expect to initiate a new, global Phase II clinical trial of oral entrectinib in adult patients with metastatic cancer detected to be positive for relevant molecular alterations. In addition, in connection with our acquisition of assets from Teva, we assumed responsibility for an ongoing Phase I/II clinical trial of RXDX-105, and we expect to begin a new Phase I/Ib clinical trial of RXDX-107 now that our IND for this product candidate has been cleared by the FDA. We plan to initiate additional clinical trials to study our other product candidates in the future.

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

On September 30, 2014, we entered into an amended and restated loan agreement with SVB, which was subsequently amended on June 5, 2015, under which we incurred $21.0 million of indebtedness, approximately $11.0 million of which was used to repay our then-existing loan with SVB. We also have an option to receive an additional $10.0 million loan tranche, which may be drawn down by us at any time prior to September 30, 2015, provided that we have initiated any Phase II clinical study of entrectinib and subject to other customary conditions for funding. We are required to pay interest on the borrowings under the amended and restated loan agreement at a fixed, per-annum rate of 8.6% on a monthly basis through April 30, 2016. Thereafter, we will be required to repay the principal plus interest in 36 equal monthly installments. The number of months of interest-only payments and the number of months over which the principal will be amortized was each increased by six months upon the consummation of our public offering of common stock in June 2015. Further, the terms of the amended and restated loan agreement require that we make a final lump-sum payment of 3% of the principal amount of the loans thereunder. We may elect to prepay all amounts owed under either or both of the loan tranches prior to the maturity date therefor, provided that a prepayment fee is also paid, equal to 2% of the amount prepaid if the prepayment occurs prior to September 30, 2015, or 1% of the amount prepaid if the prepayment occurs thereafter.

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

If the results of our ongoing or planned clinical trials of entrectinib, RXDX-105 and our other product candidates are not successful, we may not be able to use those results as the basis for advancing these product candidates into further clinical development. In that case, we may not have the resources to conduct new clinical trials, and/or we may determine that further clinical development of these product candidates is not justified and may decide to discontinue the programs. If the results of preclinical testing for our other product candidates are not successful, we may not be able to use those results as the basis for advancing those programs into further development. If studies of our product candidates produce unsuccessful results and we are forced or elect to cease their development, our business and prospects could be substantially harmed, particularly if the product candidates for which development has ceased are at the clinical development stage.

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

Although there are two clinical trials ongoing for entrectinib and one clinical trial ongoing for RXDX-105, and we are planning to initiate a new clinical trial for RXDX-107, we may experience delays in pursuing those or any other clinical or preclinical studies. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

As one of the central elements of our business strategy and clinical development approach, we seek to identify molecularly-defined subsets of patients within a disease category who may derive selective and meaningful benefit from the product candidates we are developing. In order to assist in identifying those subsets of patients, a companion diagnostic, which is a test or measurement that evaluates the presence of biomarkers in a patient, could be used. We anticipate that the development of companion diagnostics concurrently with some of our product candidates will help us more accurately identify the patients who belong to the target subset, both during our clinical trials and in connection with the commercialization of product candidates. In June 2015, we announced the release for clinical use of our first clinical trial assay to support patient identification and enrollment into our Phase II clinical trial of entrectinib, but we have not developed or offered any companion diagnostics for commercial use. We may need to rely on third party collaborators to successfully develop and commercialize companion diagnostics. To date, we have not developed relationships with any such third-party collaborators to develop companion diagnostics for any of our product candidates.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory clearance or approval prior to their commercialization. We may be dependent on the sustained cooperation and effort of any third-party collaborators with whom we may partner in the future to develop and obtain clearance or approval for these companion diagnostics, and we may not be able to establish arrangements with any such third-party collaborators for the development and production of companion diagnostics when needed or on terms that are beneficial to us, or at all. We and our potential future collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics, including issues relating to the selectivity and/or specificity of the diagnostic, analytical validation, reproducibility, or clinical validation. Any delay or failure by us or our potential future collaborators to develop or obtain regulatory clearance or approval of any companion diagnostics could delay or prevent approval of our related product candidates. In addition, our potential future collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics, and we or they may experience difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. In addition, any third parties with whom we may contract to develop and produce companion diagnostics could decide to discontinue selling or manufacturing the companion diagnostic, and we may not be able to enter into arrangements with other parties to obtain supplies of alternative diagnostic tests on a timely basis or reasonable terms, or at all. The occurrence of any such event could adversely affect and/or delay the development or commercialization of our product candidates.

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

We currently have only limited control over the activities of the CROs we have engaged to continue the ongoing and planned clinical trials for entrectinib, RXDX-105, and RXDX-107, and we expect the same to be true for any CROs we may engage in the future. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on any CRO does not relieve us of our regulatory responsibilities. Based on our present expectations, we, our CROs and our clinical trial sites are required to comply with good clinical practices, or GCPs, for all of our product candidates in clinical development. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in the applicable trial may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving a product candidate for marketing, which we may not have sufficient cash or other resources to support and which would delay our ability to generate revenue from any sales of such product candidate. In addition, our clinical trials are required to be conducted with product produced in compliance with current good manufacturing practice requirements, or cGMPs. Our or our CROs’ failure to comply with those regulations may require us to repeat clinical trials, which would also require significant cash expenditures and delay the regulatory approval process.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our preclinical and clinical drug supplies for use in the conduct of our preclinical studies and clinical trials or commercial quantities of any product candidates that may obtain regulatory approval. As a result, we expect that we will need to rely completely on third-party manufacturers for those services. We currently have a limited supply of entrectinib and our other product candidates. We have entered into non-exclusive clinical supply agreements with two independent third parties for entrectinib, and we are currently reliant completely on Teva for the clinical supply of RXDX-105 and RXDX-107. We do not currently have arrangements in place for commercial supply of bulk drug substance or drug products. We may not be able to establish these or any other supply relationship when needed, on reasonable terms, or at all. Any failure to secure sufficient supply of our product candidates for preclinical or clinical testing or, in the future, commercial purposes would materially harm our operations and financial results.

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

We are also aware of several other products in development targeting TrkA, TrkB, TrkC, ROS1, ALK, RET, BRAF, EGFR, TYRO3, AXL, Mer, c-MET, CDC7 and/or aPKCiota, as well as new formulations of bendamustine and other alkylating agents, for the treatment of cancer, some of which may be in a more advanced stage of development than our product candidates. There are also many other compounds directed to other molecular targets that are in clinical development by a variety of companies to treat cancer types that we may choose to pursue with our programs.

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

Our inability to retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the clinical testing and commercialization of products we develop. We have obtained product liability insurance covering our clinical trials of entrectinib, RXDX-105 and RXDX-107. We may wish to obtain additional such insurance covering studies or trials in other countries should we seek to expand those clinical trials or commence new clinical trials in other jurisdictions or increase the number of patients in any clinical trials we may pursue. We also may determine that additional types and amounts of coverage would be desirable at later stages of clinical development of our product candidates or upon commencing commercialization of any product candidate that obtains required approvals. However, we may not be able to obtain any such additional insurance coverage when needed on acceptable terms, or at all. We could be responsible for some or all of the financial costs associated with a product liability claim relating to our development or commercialization activities, in the event that any such claim results in a court judgment or settlement in an amount or of a type that is not covered, in whole or in part, by any insurance policies we may have or that is in excess of the limits of our insurance coverage. We may not have, or be able to obtain, sufficient capital to pay any such amounts that may not be covered by our insurance policies.

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

We own the rights to composition of matter patents and patent applications directed to our RXDX-106 and RXDX-107 programs. The composition of matter patents in the United States expire in 2029 for the issued patent relating to entrectinib, in 2029 for the issued patent relating to RXDX-103, in 2030 for the issued patent relating to RXDX-105, and in 2032 for the issued patent relating to RXDX-106. There are patent applications pending that cover the composition of matter of RXDX-107, and we expect that if a United States patent issues from one of these applications it will expire in 2033. There are patent applications pending that cover the composition of matter of certain compounds related to our RXDX-108 program, and we expect that if a United States patent issues from one of these applications it will expire in 2033. While patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend our patent exclusivity for any of these product candidates, the applicable patents may not meet the specified conditions for eligibility for any such term extension and, even if eligible, we may not be able to obtain any such term extension. Further, we may elect to pursue patent protection relating to our product candidates only in certain jurisdictions. As a result, competitors would be permitted to use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, any of which could compete with our product candidates.

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

As of July 31, 2015, we had 86 employees, 82 of whom were full-time and 4 of whom were part-time. As our development and commercialization plans and strategies develop, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. We expect future growth to impose significant added responsibilities on members of management, particularly as we continue to expand our ongoing entrectinib and other development programs, including the four development programs we acquired from Teva in March 2015, including:

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

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future and may never achieve profitability. To the extent we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in equity ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes to offset its post-ownership change income and taxes may be limited. We may have experienced an ownership change as a result of our October 31, 2013 merger transaction, our November 2013, March 2014, March 2015 and June 2015 common stock offerings and our March 2015 transaction with Teva, and we may experience one or more ownership changes as a result of future transactions in our stock. As a result we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. As of December 31, 2014, we had federal and state net operating loss carryforwards of approximately $33.0 million and $32.1 million, respectively, that could be limited if the merger, the common stock offerings or the Teva transaction resulted in an ownership change, or if we experience any other ownership change, which could potentially result in increased future tax liability to us.

Risks Related to Ownership of Our Common Stock

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of July 31, 2015, a total of 29,598,915 shares of our common stock were outstanding. Of those shares, approximately 24,104,999 were freely tradable, without restriction, in the public market. Such shares represented 81.4% of our outstanding shares of common stock as of that date. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of July 31, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 49.5% of our outstanding voting stock (which includes shares they had the right to acquire within 60 days). Accordingly, our directors and executive officers and large stockholders have significant influence over our affairs due to their substantial ownership coupled with the positions of some of these stockholders on our management team, and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership in our Board of Directors and management team and certain other large stockholders may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe are in their best interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated May 7, 2013, by and between Ignyta, Inc. and Actagene Oncology, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

2.2	Agreement and Plan of Merger and Reorganization, dated October 31, 2013, by and among Ignyta, Inc. (then known as Infinity Oil & Gas Company), IGAS Acquisition Corp., and Ignyta, Inc. (then known as Ignyta Operating, Inc.) (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed with the SEC on November 1, 2013).

2.3	Agreement and Plan of Merger, dated June 12, 2014, by and among Ignyta, Inc. (then known as Ignyta Operating, Inc.), and its parent entity Ignyta, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

3.1	Second Amended and Restated Certificate of Incorporation of Ignyta, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

3.2	Amended and Restated Bylaws of Ignyta, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

4.2	Warrant to Purchase Stock, issued to Silicon Valley Bank on June 25, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

4.3	Warrant to Purchase Stock, issued to Silicon Valley Bank on February 27, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

4.4	Warrant to Purchase Common Stock, dated November 6, 2013, issued to Nerviano Medical Sciences S.r.l. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2013).

4.5	Warrant to Purchase Stock, issued to Silicon Valley Bank on September 30, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2014).

4.6	Warrant to Purchase Stock, issued to Life Science Loans, LLC on September 30, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2014).

10.1	First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of June 5, 2015, between Ignyta, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2015).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a –14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a –14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGNYTA, INC.

Date: August 10, 2015	By:	/s/ Jonathan E. Lim, M.D.
Jonathan E. Lim, M.D. President and Chief Executive Officer