Form 10-K
period 2015-12-31
Ignyta, Inc.
filed 2016-03-14
CIK 1557421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $230.0 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $15.09 per share.

The number of outstanding shares of the registrant’s common stock, par value 0.0001 per share, as of February 29, 2016 was 32,339,081.

IGNYTA, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2015

i

PART I

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve substantial risks and uncertainties. These forward looking statements include, but are not limited to, statements about:

•	the results of our research and development activities, including uncertainties relating to the discovery, in-license, or acquisition of potential product candidates and the preclinical and clinical testing of our product candidates;

•	the stage of our product candidates presently under development;

•	our ability to obtain and, if obtained, maintain regulatory approval of our current product candidates, and any of our future product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;

•	our need for substantial additional funds in order to pursue our business plan and the uncertainty of whether we will be able to obtain the funding we need;

•	our ability to retain or hire key scientific or management personnel;

•	our ability, alone or together with partners, to validate, develop and obtain regulatory approval of companion diagnostics for our product candidates;

•	our ability to protect our intellectual property rights, including patent and other intellectual property rights;

•	our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators;

•	our ability to develop or obtain through collaborators successful sales and marketing capabilities in the future as needed;

•	the size and growth of the potential markets for any of our product candidates, and the rate and degree of market acceptance of any of our product candidates;

•	competition in our industry;

•	the impact of healthcare reform legislation; and

•	regulatory developments in the United States and foreign countries.

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

We have registered trademarks in the United States for Ignyta®, the Ignyta word mark and design, the Ignyta design, Methylome®, and Trailblaze®, and have pending trademark applications in the United States for Ignyta™, the Ignyta word mark and design, the Ignyta design, Oncolome™, Pharos™, Trailblaze™, Trailblaze Pharos™ and Trailblaze Pharos and design. We have registered trademarks in the European Union, or EU, for Ignyta®, the Ignyta design, Methylome®, Oncolome® and Trailblaze®, and have pending trademark applications in the EU for Pharos™, Trailblaze Pharos™ and Trailblaze Pharos and design. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owner.

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

Item 1. Business

Corporate Overview

General

Infinity Oil & Gas Company, or Parent, was incorporated under the laws of the State of Nevada on August 21, 2012. Ignyta was incorporated under the laws of the State of Delaware on August 29, 2011, with the name “NexDx, Inc.” On October 31, 2013, IGAS Acquisition Corp, a wholly owned subsidiary of Parent, merged with and into Ignyta, and Ignyta survived the merger and became the wholly owned subsidiary of Parent. Upon the closing of the merger, Parent ceased to be a “shell company” under applicable rules of the U.S. Securities and Exchange Commission, or SEC. In connection with the merger, Parent changed its name to “Ignyta, Inc.” and Ignyta changed its name to “Ignyta Operating, Inc.”

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

Business Overview

We are a leading precision oncology biotechnology company. Our goal is not just to shrink tumors, but to eradicate residual disease – the source of cancer relapse and recurrence – in precisely defined patient populations. We are pursuing an integrated therapeutic, or Rx, and companion diagnostic, or Dx, strategy for treating cancer patients. Our Rx efforts are focused on discovering, in-licensing or acquiring, then developing and commercializing molecularly targeted therapies that, sequentially or in combination, are foundational for eradicating residual disease. Our Dx efforts aim to pair these product candidates with biomarker-based companion diagnostics that are designed to precisely identify, at the molecular level, the patients who are most likely to benefit from the therapies we develop.

Our current pipeline includes the following compounds:

•	entrectinib, formerly called RXDX-101, an orally bioavailable, small molecule tyrosine kinase inhibitor directed to the Trk family tyrosine kinase receptors (TrkA, TrkB and TrkC), ROS1 and ALK proteins, which is in a Phase 2 clinical study and two Phase 1 clinical studies in molecularly defined adult patient populations for the treatment of solid tumors, and one Phase 1/1b clinical study in pediatric patients with advanced solid tumor malignancies;

•	taladegib, an orally bioavailable, small molecule hedgehog/smoothened antagonist that has achieved clinical proof of concept and a recommended Phase 2 dose in a Phase 1 dose escalation trial;

•	RXDX-105, an orally bioavailable, small molecule multikinase inhibitor with potent activity against such targets as RET and BRAF, that is currently in a Phase 1/1b dose escalation clinical trial; and

•	RXDX-106, a small molecule, pseudo-irreversible inhibitor of Tyro-3, Axl and Mer, or collectively TAM, and cMET that is in late preclinical development.

We also have rights to RXDX-107, a new chemical entity comprising an alkyl ester of bendamustine encapsulated in human serum albumin, or HSA, to form nanoparticles; topical taladegib, a development program for the potential treatment of patients with superficial and nodular basal cell carcinoma; RXDX-103, a small molecule inhibitor of the cell division cycle 7-related, or Cdc7, protein kinase; and RXDX-108, a small molecule inhibitor program of the atypical kinase PKCiota. In February 2016, we announced that we had ceased all development activities relating to each of these programs.

A kinase is an enzyme that catalyzes the transfer of phosphate groups from high-energy, phosphate-donating molecules to specific other molecules, called substrates. Tyrosine kinases transfer phosphate groups from adenosine triphosphate to cellular proteins and can function as an “on/off” switch for cellular functions, including cancer signaling. Cell division is partly driven by protein kinases that regulate progression through the various phases of the cell division cycle.

We acquired exclusive global development and commercialization rights to entrectinib under a license agreement with Nerviano Medical Sciences S.r.l., or NMS, that became effective in November 2013; we acquired exclusive global development and commercialization rights to RXDX-103 under a license agreement with NMS that became effective in August 2014; we acquired our RXDX-105, RXDX-106, RXDX-107 and RXDX-108 development programs in an asset purchase transaction with Cephalon, Inc., an indirect wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd., or Teva, in March 2015; and we acquired exclusive, global development and commercialization rights to taladegib under a license agreement with Eli Lilly and Company, or Lilly, in November 2015. We are also pursuing our Spark discovery-stage program, directed to an emerging oncology target.

Our ability to identify innovative cancer targets and develop drugs against them is enabled by, and dependent on, a set of essential capabilities and the experience of our drug discovery and management team. Key aspects of our core drug discovery capabilities include the ability to perform x-ray crystallography on protein targets, conduct in silico structure-based drug design and run virtual chemistry screens. Once compounds with activity against our target have been identified by those or other tests and procedures, our drug discovery and scientific team further pursues the drug development process. The members of our team have significant experience in medicinal chemistry, lead optimization, ADME & PK (the study of absorption, distribution, metabolism, excretion, and pharmacokinetics), preclinical development and clinical development, and have collectively led or contributed to the development of multiple drugs approved by the U.S. Food and Drug Administration, or the FDA, including several cancer therapeutics. In addition, we have a laboratory accredited by the College of American Pathologists, or CAP, and certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA. Our personnel use their expertise and our laboratory facilities with the goal of developing biomarker-based molecular assays to precisely define the patient populations in which we would test our product candidates, screen patients for enrollment in our clinical trials and potentially perform commercial companion diagnostic testing should any of our product candidates and the associated companion diagnostic obtain marketing approval.

Cancer Background

Cancer is a heterogeneous group of diseases characterized by uncontrolled cell division and growth. Cancerous cells that arise in the lymphatic system and bone marrow are referred to as hematological tumors. Cancer cells that arise in other tissues or organs are referred to as solid tumors. Researchers believe that exposure to chemical agents, viruses and various forms of radiation can cause genetic alterations that lead to cancer. Genetic predisposition also can increase the risk of cancer in some people. Epigenetic factors are also increasingly believed to contribute to development of cancer.

Cancer is the second leading cause of death in the United States, exceeded only by heart disease. The American Cancer Society, or ACS, estimates that, in 2016, there will be approximately 1.65 million new cases of cancer and approximately 595,000 deaths from cancer in the United States. The World Health Organization estimated that 8.2 million people worldwide died of cancer in 2012. According to ACS data, breast, lung, prostate and colorectal cancer are the most prevalent cancers in the United States.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. A cancer patient often receives treatment with a combination of these methods. Surgery and radiation therapy are particularly effective when the disease is localized. Physicians generally use drug therapy when the cancer has spread beyond the primary site or cannot otherwise be treated through surgery. The goal of drug therapy is to damage and kill cancer cells or to interfere with the molecular and cellular processes that control the development, growth and survival of cancer cells. In many cases, drug therapy entails the administration of several different drugs in combination. Over the past several decades, drug therapy has been evolving from non-specific drugs that kill both healthy and cancerous cells, to drugs that target specific molecular pathways or activating alterations involved in cancer and drugs that activate the body’s immune system to destroy cancer cells.

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

Targeted Therapies. The next approach to pharmacological cancer treatment was to develop drugs, referred to as targeted therapeutics, that target specific biological molecules in the human body that play a role in rapid cell growth and the spread of cancer. Targeted therapeutics are designed to preferentially kill cancer cells and spare normal cells, to improve efficacy and minimize side effects. The drugs are designed to attack either a target that causes uncontrolled growth of cancer cells or a target on which cancer cells are more dependent for their growth than normal cells. These drugs focus on eradicating processes that help the cancer cell survive, but not on the oncogenes, which are the drivers or cause of the cancer itself.

Molecularly-Targeted Therapies. A third approach to pharmacological cancer treatment is to develop drugs that affect oncogenes, the drivers that cause uncontrolled growth of cancer cells because of a specific activating molecular alteration. In some cases, these agents may be initially identified as molecular targeted therapeutics without knowledge, at the time of development, of the underlying genetic change causing the disease.

Immunotherapies. Cancer cells contain mutated proteins and may overexpress other proteins normally found in the body at low levels. The immune system typically recognizes expression of these proteins, or antigens, and eliminates these cells in a highly efficient process known as immune surveillance. Cancer cells’ ability to evade immune surveillance is a key factor in their growth, spread, and persistence. There has been substantial scientific progress in countering these evasion mechanisms using therapies that activate the immune system to destroy tumor cells.

Strategy

We are a leading precision oncology biotechnology company. Our goal is not just to shrink tumors, but to eradicate residual disease – the source of cancer relapse and recurrence – in precisely defined patient populations through the application of our integrated Rx/Dx approach. Our Rx efforts are focused on discovering, in-licensing or acquiring, then developing and commercializing molecularly targeted therapies that, sequentially or in combination, are foundational for eradicating residual disease. Our Dx efforts aim to pair these product candidates with biomarker-based companion diagnostics that are designed to precisely identify, at the molecular level, the patients who are most likely to benefit from the therapies we develop. Key elements of our strategy are to:

•	Employ efficient and flexible approaches to accelerate clinical development. The members of our development leadership team have diverse experience working in resource-constrained environments and have a successful history of identification, translation, development and regulatory approval of oncology products. These experiences provide our team with the knowledge to develop novel product candidates, and the ability to do so in a flexible and capital-efficient fashion. We plan to pursue indications and select specific patient populations in which activity of our product candidates can be assessed in small proof-of-concept clinical trials that may lead to accelerated clinical development. When designing clinical trials, we seek to test multiple clinical hypotheses in a single trial that can be accelerated once a signal of clinical benefit is observed. This approach may increase the likelihood of seeing results early in clinical trials with fewer patients, reducing our clinical development risk and development costs, and allowing us to potentially accelerate the development of our product pipeline.

•	Test our product candidates in the patients who we believe are most likely to derive benefit. We plan to use biomarkers both to identify the drug targets that we wish to pursue, and to precisely define the patient populations in which we would test those product candidates. If our product candidates demonstrate a therapeutic benefit in those specific molecularly defined patients, then, provided that we are able to complete appropriate clinical trials and obtain regulatory approvals for those product candidates, we intend to use biomarkers to inform physicians which patients are strong candidates to be prescribed the applicable drugs.

•	Develop, or pursue relationships with third parties to develop, companion diagnostics to assist in identifying appropriate patients for any product candidates that we successfully commercialize. We believe that the availability of high quality companion diagnostics to help administer therapeutics to the most appropriate patients is essential. It is also important to incorporate biomarkers that we discover and utilize into a platform that can be used by regulators, physicians, payors and, most importantly, patients themselves. A companion diagnostic is a test or measurement that evaluates the presence of biomarkers in a patient, which provides information that can then assist physicians in selecting the specific drugs or treatments that may be most effective for that patient. We believe that any companion diagnostics that we develop through our laboratory facilities and related personnel, or that third parties develop through relationships with us, could be used to select patients for late stage clinical testing, to inform regulators precisely which patients should be indicated for access to the therapeutics, to advise physicians and patients which individuals are good candidates for treatment with the therapeutics, and to guide payors as to the value the therapeutics provide to well-defined patients and the circumstances under which the therapeutics should be reimbursed.

•	Potentially leverage partnerships to develop our product candidates. We may collaborate with third parties and partner certain rights to our product candidates as a means to accelerate their broader clinical development and maximize their therapeutic and market potential. In any such collaboration, we would likely seek to retain certain key development and commercialization rights to our product candidates as a means of retaining strategic flexibility to enable us to maximize shareholder value.

•	In-license development candidates that meet our strict criteria. In seeking to expand our pipeline from time to time, we intend to impose strict criteria in order to focus on product candidates that we believe are differentiated from existing cancer therapeutics and that have well-defined, and potentially expeditious, clinical and regulatory pathways. Our criteria for selecting therapeutic product candidates for in-license or acquisition include consideration of the potential for the therapeutic to have first-in-class or best-in-class potential, and for diagnostics or specific clinical criteria that we believe would allow us to enrich our clinical study population with cancer patients who are more likely to respond to the compound.

Pipeline

Consistent with our strategy, we are seeking to develop our product candidates and our Spark internal discovery program, for precise biomarker-defined patient groups. Our product candidates are at various stages of development, and we anticipate that it will be several years before any of our product candidates could be commercialized.

Entrectinib

Entrectinib is a new chemical entity that we in-licensed from NMS. Entrectinib is an orally available, selective tyrosine kinase inhibitor of the Trk family tyrosine kinase receptors (TrkA, TrkB and TrkC), ROS1 and ALK proteins. Entrectinib is designed as a targeted therapeutic candidate to treat patients with cancers that harbor activating alterations to NTRK1 (encoding TrkA), NTRK2 (encoding TrkB), NTRK3 (encoding TrkC), ROS1 (encoding ROS1) or ALK (encoding ALK). NTRK1, NTRK2, and NTRK3 may be collectively referred to as NTRK. TrkA, TrkB, and TrkC may be collectively referred to as Trk.

Rationale for Targeting TrkA, TrkB, TrkC, ROS1 and ALK

About Trk. The Trk (tropomyosin receptor kinase) family of tyrosine kinase receptors, which include TrkA, TrkB and TrkC, are activated by neurotrophins, a family of nerve growth factors. The Trk family members play a key role in normal embryonic central neuronal cell development and differentiation and normal adult peripheral neuronal cell development and differentiation. Deregulated kinase activities of Trk family members occur due to gene rearrangements and translocations, mutations, overexpression and alternative splicing and are associated with a number of human neuronal and non-neuronal cancers.

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

•	NTRK1, NTRK2 and NTRK3 appear to be rearranged across a range of tumor types, with a frequency usually in the low single digit percentages, including non-small cell lung cancer, colorectal adenocarcinoma, salivary gland cancer, sarcoma, glioblastoma, astrocytoma, melanoma, papillary thyroid carcinoma cancer, breast cancer and cholangiocarcinoma, among other tumor types.

•	ROS1 appears to be rearranged across a range of tumor types, with a frequency usually in the low single digit percentages, including non-small cell lung adenocarcinoma, colorectal adenocarcinoma, cholangiocarcinoma, sarcoma, glioblastoma, and melanoma, among other tumor types.

•	ALK appears to be rearranged across a range of tumor types, with a frequency usually in the single digit percentages, including non-small cell lung adenocarcinoma, colorectal adenocarcinoma, cholangiocarcinoma, sarcoma, and papillary thyroid carcinoma, among other tumor types.

The potential ability of entrectinib to act as a potent inhibitor of the TrkA, TrkB, TrkC, ROS1 and ALK proteins, as well as its observed ability to be administered orally and reach systemic circulation, known as oral bioavailability, attracted us to the profile of this product candidate and support the market opportunity for the product.

Phase 1 Clinical Trials

NMS initiated a Phase 1 clinical trial in patients with solid tumors that are positive for alterations in TrkA, ROS1 or ALK. We assumed control of this trial, called the ALKA-372-001 trial, from NMS in early 2014. This open label trial is currently ongoing at two clinical sites in Italy.

In the initial dosing schedule, for each of the first three weeks of each 28-day dosing cycle, patients received entrectinib for four consecutive days in fasted conditions, followed by three days without dosing. During the fourth week of each such dosing cycle, patients were not dosed. We are no longer enrolling patients using the initial dosing schedule. We are instead enrolling patients in an alternative dosing schedule, in which subjects are dosed once-daily for each day of each 28-day dosing cycle. We had also used a third dosing schedule in which subjects received entrectinib for four consecutive days, followed by three days without dosing, in each week of each 28-day dosing cycle, but we are no longer enrolling patients using that dosing schedule. In both of these alternative dosing schedules, entrectinib is administered in fed conditions.

In July 2014, we initiated a global Phase 1 clinical trial of entrectinib called STARTRK-1, which is the first of the “Studies of Tumor Alterations Responsive to Targeting Receptor Kinases.” This trial is a multicenter, single-arm, open-label clinical trial of oral entrectinib in adult patients with locally advanced or metastatic cancer confirmed to be positive for alterations to NTRK (encoding TRK), ROS1 or ALK. In this trial subjects are dosed once-daily in the fed state on each day of each 28-day dosing cycle.

Both trials were designed to determine the maximum tolerated dose, or MTD, and/or recommended Phase 2 dose, or RP2D, as well as preliminary anti-cancer activity, of single agent entrectinib in patients with solid tumors with the relevant molecular alterations.

We presented interim results from the ALKA-372-001 and STARTRK-1 clinical trials in September 2015 at the 2015 European Cancer Congress. As of the August 15, 2015, data cut-off for the presentation, the findings showed:

•	A total of 92 patients with a range of solid tumors had been dosed across both clinical trials, with 9 patients treated at or above the RP2D beyond six months and 1 patient beyond one year.

•	Across both studies, the most frequent (>10% incidence) treatment-related adverse events were fatigue, dysgeusia, paresthesia, nausea, and myalgia. Seven of these were Grade 3 in severity, consisting of fatigue (4 patients), cognitive impairment (2 patients), and diarrhea (1 patient). No Grade 4 or Grade 5 treatment-related adverse events were observed.

•	Across both studies, there were three treatment-related serious adverse events: Grade 3 cognitive impairment and Grade 3 myocarditis, both of which occurred at doses above the RP2D, and Grade 2 fatigue. All events were reversible and resolved upon dose modification.

•	Pharmacokinetic measurements showed dose-proportional increases across the daily dosing regimens evaluated, with a half-life compatible with once-daily dosing.

•	The fixed daily dose RP2D was determined to be 600 mg, taken orally once per day.

•	18 patients across both clinical trials met our expected Phase 2 eligibility criteria, which include the presence of NTRK1, NTRK2, NTRK3, ROS1 or ALK fusions, as opposed to other types of molecular alterations; the patient not having been previously treated with an ALK inhibitor or a ROS1 inhibitor; and treatment at or above the RP2D.

•	The response rate, defined as complete and partial responses by Response Evaluation Criteria In Solid Tumors, or RECIST criteria, in the 18 patients who met our expected Phase 2 eligibility criteria across both studies was 72%, based on 13 responses out of 18 treated patients, as assessed by the clinical sites. Nine of these responders remained on study treatment with durable responses of up to 21 treatment cycles. An additional 3 patients remained on study with stable disease. The responses included:

•	3 responses out of 4 patients with NTRK1, NTRK2 or NTRK3 gene rearrangements, including patients with non-small cell lung cancer, or NSCLC, colorectal cancer and salivary gland cancer, with one of the responding patients remaining on treatment at 6 months; a fourth patient with an astrocytoma remains on treatment after two months with stable disease;

•	6 responses, including one complete response, out of 8 patients with ROS1 gene rearrangements, all of which were in NSCLC. All of the patients who responded remain on treatment, the longest at 21 months; and

•	4 responses out of 6 patients with ALK gene rearrangements, including two NSCLC patients and two patients with other solid tumors; 2 of the 4 responders subsequently progressed.

Phase 2 Clinical Trial

In September 2015, we initiated the STARTRK-2 clinical trial of entrectinib. It is a global, multicenter, open label, potentially registration-enabling Phase 2 clinical trial of entrectinib in multiple solid tumors that utilizes a basket design with screening of patient tumor samples for gene rearrangements of the relevant targets. We expect this study will include patients at over 100 leading cancer centers in the U.S., Europe, and Asia.

Companion Diagnostic

Several companion diagnostic technologies are available for measuring alterations in TrkA (NTRK1), ROS1 and ALK. There is an FDA-approved fluorescence in situ hybridization, or FISH, test for measuring ALK translocations (Vysis, manufactured by Abbott Molecular). There is also a commercially available FISH test for measuring ROS1 and TrkA fusion proteins. In addition, each of ALK, ROS1 and TrkA protein expression levels can also be measured by immunohistochemistry, or IHC, using commercially available antibodies, including the FDA-approved companion diagnostic assay for ALK from Ventana Medical Systems, Inc. Finally, several commercial, as well as academic, groups evaluate sequence mutations and translocations of NTRK1 (TrkA), NTRK2 (TrkB), NTRK3 (TrkC), ROS1 and ALK by next generation sequencing.

We have evaluated each of these candidate diagnostic approaches, and we have developed a proprietary, multiplex companion diagnostic assay, called Trailblaze Pharos, to be performed in our CAP-accredited and CLIA-certified diagnostic laboratory for patient selection in our STARTRK-2 clinical trial. Our diagnostic development team is also building upon our Trailblaze platform to detect molecular alterations of interest for our other targeted programs.

Taladegib

Taladegib is a new chemical entity to which we acquired rights from Lilly in 2015. Taladegib is an orally available, small molecule hedgehog/smoothened antagonist that has achieved clinical proof of concept and a recommended Phase 2 dose in a Phase 1 dose escalation trial.

We believe oral taladegib could be the first hedgehog inhibitor indicated for the second-line treatment of locally advanced or metastatic basal cell carcinoma, and it could potentially be a best-in-class hedgehog inhibitor for first-line treatment of these patients. In addition, we believe that oral taladegib, both alone and in combination, could be used to treat selected patients with solid tumors outside of basal cell carcinoma that are driven by hedgehog pathway alterations.

Rationale for Targeting Hedgehog

The hedgehog pathway is a cell signaling pathway that transmits information to embryonic cells required for proper development. Dysregulated signaling can arise from molecular alterations at multiple nodes in the pathway, which can lead to uncontrolled cell growth in multiple solid tumor types. Regulation of the pathway can be affected through modulation of multiple receptors, including the G protein-coupled receptor smoothened.

Phase 1 Clinical Trial

Lilly initiated a Phase 1 clinical trial of oral taladegib in patients with solid tumors. This multicenter, dose escalation clinical trial was designed to determine the MTD and RP2D, as well as preliminary anti-cancer activity, of single agent oral taladegib in patients with advanced or metastatic solid tumors. Patients were dosed once daily for 28 days. There were three phases to the study: a dose escalation phase in patients with advanced cancer, a dose confirmation phase in patients with advanced cancer, and a disease expansion cohort in patients with locally advanced or metastatic basal cell carcinoma.

Lilly presented interim results from this clinical trial in November 2015 at the 2015 EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics. As of the data cut-off for the presentation, the findings showed:

•	A total of 84 patients with a range of solid tumors had been dosed, 47 of whom had advanced or metastatic basal cell carcinoma.

•	The most frequent (>10% incidence) treatment-related adverse events were dysgeusia, fatigue, nausea, muscle spasms and decreased appetite. Most toxicities were Grade 1 or 2, with 18 reported Grade 3 adverse events. There were no Grade 4 or Grade 5 adverse events reported. Dose limiting toxicity was seen at 600 mg, and the maximum tolerated dose was determined to be 400 mg, once daily.

•	Among patients with advanced or metastatic basal cell carcinoma, the overall response rate in patients who were hedgehog inhibitor naïve was 69%, based on 11 responses out of 16 patients. The overall response rate in patients who had previously received hedgehog inhibitor therapy was 38%, based on 11 responses out of 29 evaluable patients. Taking into account patients with stable disease, the percentage of patients who received clinical benefit from taladegib treatment was 100% in the hedgehog inhibitor naïve patient subset and approximately 90% in the previously hedgehog inhibitor treated patient subset.

RXDX-105

RXDX-105 is a new chemical entity that we acquired in 2015 from Teva. RXDX-105 is an orally bioavailable, small molecule multikinase inhibitor with potent activity against such targets as RET and BRAF. We believe this program enables us to target multiple potential first-in-class and best-in-class opportunities in solid tumors.

Rationale for Targeting RET and BRAF

About RET. The RET proto-oncogene is a receptor tyrosine kinase that sits at the cell surface. When activated, it initiates downstream cellular proliferation and survival pathways such as MAP kinase, PI3 kinase and PLC gamma. RET can be prone to gene rearrangements and other activating mutations that can cause autophosphorylation and become oncogenic drivers by constitutively activating these downstream signaling pathways.

About BRAF. The BRAF proto-oncogene gene makes a protein called B-Raf, a member of the Raf kinase family of growth signal transduction protein kinases. This protein plays a role in regulating the MAP kinase/ERKs signaling pathway, which affects cell division, differentiation, and secretion. Mutations in the BRAF gene have been found in numerous cancers.

Phase 1/1b Clinical Trial

Teva initiated a Phase 1/1b dose escalation clinical trial which was designed to determine the MTD and/or RP2D, as well as preliminary anti-cancer activity, of single agent RXDX-105 in patients with advanced or metastatic solid tumors that were not selected based on any molecular alteration. We assumed control of this trial in mid-2015.

We presented interim results from this clinical trial in November 2015 at the 2015 EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics. As of the October 26, 2015 data cut-off for the presentation, the findings showed:

•	A total of 41 patients with a range of solid tumors were dosed in the clinical trial.

•	RXDX-105 was well tolerated to date:

•	The most frequent treatment-emergent adverse events were fatigue, vomiting, nausea, decreased appetite, constipation, diarrhea, hypertension and muscle spasms.

•	Three Grade 3 dose-limiting toxicities were observed: maculopapular rash, fatigue and diarrhea, each of which resolved upon study drug interruption.

•	There were no treatment-related serious adverse events. Two Grade 4 adverse events had occurred, consisting of intestinal obstruction and anemia, neither of which was considered to be treatment-related. No Grade 5 treatment-related adverse events or cumulative adverse events were observed.

•	The MTD and RP2D had not yet been determined.

•	Pharmacokinetic measurements showed increased exposure with increasing dose, with a half-life compatible with once-daily dosing. Dosing in the fed state appears to further increase exposure.

•	Exposure was reaching levels expected to be efficacious based on tumor growth inhibition in animal models of RET- and BRAF-driven tumors.

•	Tumor regression was observed in six patients treated with 275 mg, including one confirmed partial response (40% reduction) in a patient with NSCLC with a KRAS G12C mutation. Two additional patients with thyroid cancer and squamous cell lung cancer exhibited reductions of 20% and 27%, respectively. In patients with tumor regression, there appeared to be an exposure/response correlation.

In March 2016, we initiated the Phase 1b expansion of this clinical study in which we are evaluating RXDX-105 in multiple solid tumors utilizing a basket design with screening of patient solid tumor samples for gene rearrangements of RET and BRAF.

RXDX-106

RXDX-106 is a small molecule pseudo-irreversible inhibitor of Tyro-3, Axl and Mer, or collectively TAM, and cMET that is in late preclinical development.

Rationale for Targeting TAM and cMET

About TAM. The TAM receptors are receptor tyrosine kinases that function as homeostatic regulators that are prominent in the mature immune, reproductive, hematopoietic, vascular, and nervous systems. TAM has also been identified as playing a key role in epithelial-mesenchymal transition, or EMT, and cancer stem cell expansion. Aberrantly elevated TAM signaling is associated with cancer progression, metastasis, and resistance to targeted therapies. In addition, because deficiencies in TAM signaling are thought to contribute to autoimmune disease, there could be a role for modulation of TAM in immunotherapy approaches to cancer.

About cMET. The MET proto-oncogene encodes the protein cMET, a single pass tyrosine kinase receptor essential for embryonic development, organogenesis and wound healing. The MET pathway plays an important role in the development of cancer through activation of the key oncogenic pathways, such as RAS and PI3K. In addition, the amplification of cMET is thought to drive resistance to anti-EGFR therapies in certain cancers.

Spark Discovery Program

We have historically identified a number of genetic and epigenetic molecular targets, which we believe to drive tumor growth when altered. We refer to these targets as Sparks. We believe that activation of these targets, via various molecular alterations, may be oncogenic by promoting cell growth and survival in certain tissues. Additionally, we believe that inhibition of the activated forms of these proteins in cancer-like cells may lead to impaired cell growth or cell death. We have prioritized one of these targets and have initiated small molecule drug discovery activities against it. Such discovery activities include, or may in the future include, but are not limited to: x-ray crystallography, structure-based drug design, virtual screening, in vitro screening, in vivo screening, medicinal chemistry, and lead optimization.

License Agreements

November 2013 Agreement with NMS

We entered into a license agreement with NMS on October 10, 2013, which was amended on October 25, 2013, became effective on November 6, 2013, and was amended December 12, 2014. The agreement grants us exclusive global rights to develop and commercialize entrectinib, as well as a second product candidate, RXDX-102. As a result of the clinical results relating to entrectinib that we have seen to date, we designated RXDX-102 as a back-up compound to entrectinib. Accordingly, we will not devote further development resources to RXDX-102.

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

August 2014 Agreement with NMS

On August 4, 2014, we entered into a second license agreement with NMS, which agreement was amended on August 31, 2015. The agreement grants us exclusive global rights to develop and commercialize RXDX-103, as well as a second development program, RXDX-104. Based on preclinical activities relating to RXDX-104, in December 2014 we decided to discontinue development of RXDX-104, and we will not devote further development resources to this program. Pursuant to the August 2015 amendment, we returned all rights to RXDX-104 to NMS in exchange for a right of first refusal to license rights to any RET inhibitor that NMS contemplates licensing to any third party prior to August 31, 2016.

Our rights under the agreement are exclusive for the term of the agreement with respect to RXDX-103 and also, as to NMS, are exclusive for a five-year period with respect to any product candidate with activity against the target proteins of RXDX-103, subject to NMS’s right to develop and commercialize a predecessor compound to RXDX-103 solely for animal indications. We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize a product based on RXDX-103, at our expense. In February 2016, we ceased all development activities relating to RXDX-103. We believe this determination is consistent with our obligations under the license agreement.

The license agreement may be terminated under the following circumstances: (a) prior to the first commercial sale of a product covered by the agreement, if we provide NMS with 60 days’ prior written notice of our termination of the agreement, (b) after the first commercial sale of any product covered by the agreement, if we provide NMS with three months’ prior written notice of our termination of the agreement (in which case NMS may then accelerate the effective date of the termination to not less than 30 days after our notice), or (c) upon a material breach by either party under the agreement, which breach is not cured within 30 days with respect to payment defaults or within 60 days with respect to any other breach (which cure period may be extended to up to 120 days for breaches other than payment defaults). As a result, if we fail to meet our payment or other obligations under the license agreement and are unable to cure any such failure within the specified cure periods, NMS could terminate the license agreement and we would lose our rights to RXDX-103.

Agreement with Daiichi Sankyo

In connection with our March 2015 asset acquisition from Teva, we assumed all rights and obligations under the collaboration agreement dated November 3, 2006, as amended April 17, 2009, between Cephalon, Inc. and Daiichi Sankyo Company, Limited, or Daiichi Sankyo, as successor-in-interest to Ambit Biosciences Corporation. The collaboration was for the purpose of identifying and developing clinical candidates that demonstrate activity towards the two designated target kinases of the collaboration: the BRAF kinase and the Axl kinase. Under the agreement, both parties contributed certain intellectual property to the collaboration and agreed to a period of exclusivity during which neither party would engage in any research related to a collaboration target compound with any third-party. The collaboration portion of the agreement ended in November 2009, but the agreement remains in effect on a product-by-product, country-by-country basis until all royalty obligations expire. Both parties have a right to terminate the agreement if the other party enters bankruptcy or upon an uncured breach by the other party. We may also terminate the agreement in our discretion upon 90 days’ written notice to Daiichi Sankyo.

We are solely responsible for worldwide clinical development and commercialization of collaboration compounds, which include RXDX-105 and RXDX-106, subject to the option of Daiichi Sankyo, exercisable during certain periods following completion of the first proof-of-concept study in humans and only with our consent, to co-develop and co-promote RXDX-105. If we decide to discontinue development of the RXDX-105 program, we must give written notice to Daiichi Sankyo, which will have the right to assume control of that program, subject to diligence obligations and payment of the milestones and royalties to us that would otherwise have been paid to Daiichi Sankyo had we maintained responsibility for the program.

The agreement requires us to make development, regulatory and sales milestone payments to Daiichi Sankyo of up to $44.5 million in the aggregate for RXDX-105, and up to $47.5 million in the aggregate for RXDX-106. When and if commercial sales of a product based on either of RXDX-105 or RXDX-106 begin, we will be obligated to pay Daiichi Sankyo tiered royalties ranging from a mid-single digit percentage to a low double digit percentage of net sales, depending on annual amounts of net sales, with standard provisions for royalty offsets to the extent we are required to obtain any rights from third parties to commercialize either RXDX-105 or RXDX-106. Royalties are payable to Daiichi Sankyo on a product-by-product, country-by-country basis beginning on the date of the first commercial sale in a country and ending on the later of 10 years after the date of such sale in that country or the expiration date of the last to expire licensed patent covering the product in that country.

Agreement with Cancer Research Technology Limited

In connection with our March 2015 asset acquisition from Teva, we assumed all rights and obligations under the license agreement dated January 20, 2014, between Teva Branded Pharmaceutical Products R&D, Inc. and Cancer Research Technology Limited, or CRT. The agreement grants us exclusive global rights to develop and commercialize RXDX-108. We also received rights to certain other next generation PKCiota inhibitors. We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize a product based on RXDX-108 or the licensed intellectual property, at our expense.

In February 2016, we notified CRT that we intended to terminate our RXDX-108 drug development program, effective immediately. We do not have a unilateral right to terminate the license agreement, but we believe our determination is consistent with our obligations under the license agreement, and we have engaged CRT in discussions regarding the mutual termination of the license agreement.

Agreement with Lilly

On November 6, 2015, we entered into a license, development and commercialization agreement with Lilly, pursuant to which we received exclusive, global rights to develop and commercialize pharmaceutical products under certain licensed technology, including the oral and topical forms of the product candidate taladegib. We granted back to Lilly an exclusive license to develop and commercialize pharmaceutical products comprising taladegib in combination with certain other molecules.

We are obligated under the agreement to use commercially reasonable efforts to develop and commercialize pharmaceutical products utilizing the licensed technology, at our expense.

The agreement provided for an up-front payment by us to Lilly of $2.0 million and the issuance by us to Lilly in a private placement of 1,213,000 unregistered shares of our common stock. When and if commercial sales of products we develop under the license begin, we will be obligated to pay Lilly a mid-single digit royalty of net sales. When and if commercial sales of combination products developed by Lilly under the grant-back license begin, Lilly will be obligated to pay us a mid-single digit royalty of net sales. Both parties’ royalty obligations are subject to standard provisions for royalty offsets to the extent a party is required to obtain any rights from third parties to commercialize the applicable products, or in the event of loss of exclusivity or generic competition. The agreement also requires that we make development and sales milestone payments to Lilly of up to $38.0 million. We may elect to pay a portion of such amounts by issuing to Lilly shares of our common stock in a private placement, subject to certain conditions. In addition, a portion of the $30 million in gross proceeds provided to us by Lilly in a private placement of our common stock to Lilly done concurrently with entering into the license agreement has been earmarked for payment of milestone obligations under the license agreement.

Unless terminated earlier, the agreement will remain in effect, on a country-by-country and product-by-product basis, until the parties’ royalty obligations end. Each party has a right to terminate the agreement if the other party enters bankruptcy, upon an uncured breach by the other party or if the other party challenges its patents relating to the licensed technology.

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

The most common methods of treating patients with cancer are surgery, radiation and drug therapy, or a combination of such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates, if any are approved, may compete with these existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payers. As a result, obtaining market acceptance of, and a gaining significant share of the market for, any of our product candidates that we successfully introduce to the market will pose challenges.

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

With respect to entrectinib, we are aware of three agents that have been approved by the FDA for ALK-positive NSCLC, Pfizer’s Xalkori®/crizotinib, Novartis’ Zykadia®/ceritinib and Roche’s Alecensa®/alectinib. Alectinib is also approved for this indication in Japan. Xalkori®/crizotinib has also been approved by the FDA for ROS1-positive NSCLC. In addition, we are aware that Loxo Oncology has initiated a Phase 2 basket trial of LOXO-101 in adult cancer patients whose tumors harbor Trk fusions.

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

We are also aware of several other products in development targeting TrkA, TrkB, TrkC, ROS1, ALK, Hedgehog/Smoothened, RET, BRAF, Tyro-3, Axl, Mer and/or c-MET for the treatment of cancer, some of which may be in a more advanced stage of development than our product candidates. There are also many other compounds directed to other molecular targets that are in clinical development by a variety of companies to treat cancer types that we may choose to pursue with our programs.

Commercialization

We have not yet established a sales, marketing or product distribution infrastructure. For any of our product candidates for which we may in the future receive marketing approvals, we may seek to commercialize the product ourselves or to avail ourselves of commercial capabilities through one or more collaborations. In any such collaboration, we would likely seek to retain certain commercialization rights to our product candidates as a means of retaining strategic flexibility to enable us to maximize shareholder value.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. We currently have a limited supply of entrectinib and our other product candidates. We have a limited number of supply arrangements for entrectinib, and we are currently solely reliant on Teva for the clinical supply of RXDX-105. In addition, we have only a limited clinical supply of taladegib, and we must seek to establish clinical supply agreements with third parties for future supplies. We do not currently have arrangements in place for commercial supply of bulk drug substance or drug products. For all of our product candidates, we plan to identify and qualify manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to submission of a new drug application, or NDA, to the FDA.

We believe that all of our product candidates can be manufactured in reliable and reproducible synthetic processes from readily available materials. We believe that the chemistry is amenable to scale-up and does not require unusual or expensive equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

We generally expect to rely on third parties for the manufacture of any companion diagnostics we or our collaborators may develop.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our product candidates and our core technologies, to operate without infringing any intellectual property rights of others and to prevent others from infringing our proprietary or intellectual property rights. We expect that we will seek to protect our proprietary and intellectual property position by, among other methods, licensing or filing our own U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position, which we generally seek to protect through trade secret law and contractual obligations with third parties.

We currently, and expect that we will continue to, file or license patent applications directed to our key product candidates in an effort to establish intellectual property positions regarding the new chemical entities utilized in these product candidates, as well as uses of these chemical entities in the treatment of various cancers. We also may seek patent protection, if available, with respect to biomarkers and diagnostic methods that may be useful in selecting the right patient population for use of any of our product candidates.

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

We plan to continue to expand our intellectual property portfolio by filing patent applications in the United States and internationally for novel compositions of matter that we may develop covering our compounds, the chemistries and processes for manufacturing these compounds, the use of these compounds in a variety of therapies and potentially for the use of biomarkers for patient selection for these compounds. Of course, these or other patent applications that we may file or license from third parties may not issue as patents, and any issued patents may have claims that are substantially more limited than the patents’ disclosure. Any issued claims may be of a scope that may reduce their value and/or may be challenged, invalidated or circumvented. See “Risk Factors—Rights Related to Our Intellectual Property.”

In addition to patents, we have registered trademarks in the United States for Ignyta®, the Ignyta word mark and design, the Ignyta design, Methylome®, and Trailblaze®, and have pending trademark applications in the United States for Ignyta™, the Ignyta word mark and design, the Ignyta design, Oncolome™, Pharos™, Trailblaze™, Trailblaze Pharos™ and Trailblaze Pharos and design. We have registered trademarks in the EU for Ignyta®, the Ignyta design, Methylome®, Oncolome® and Trailblaze®, and have pending trademark applications in the EU for Pharos™, Trailblaze Pharos™ and Trailblaze Pharos and design. We also rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our employees and selected consultants, scientific advisors and collaborators. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses requiring invention assignment, to grant us ownership of technologies that are developed through a relationship with a third party.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	approval of each phase of the proposed clinical trials and related informed consents by an institutional review board, or IRB, at each clinical site where such trial will be performed;

•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, standards and regulations to establish the safety and efficacy of the proposed drug for each indication;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•	Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

•	Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase 3: The drug is administered to an expanded patient population in adequate and well-controlled clinical trials to generate sufficient data to statistically confirm the efficacy and safety of the product for approval for specified indications, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

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

Accelerated Approval. Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or sooner than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to validate the surrogate endpoint or otherwise confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

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

The first NDA applicant to receive FDA approval for a particular active moiety to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product and for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity, such that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

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

The ANDA also will not be approved until any applicable non-patent exclusivity periods, such as exclusivity for obtaining approval of a new chemical entity, applicable to the RLD have expired. Federal law provides a period of five years following FDA approval of a RLD containing a new active moiety, during which time an ANDA for a generic version of the RLD cannot be filed with the FDA, unless the ANDA contains a Paragraph IV certification to an Orange Book-listed patent for the RLD, in which case the ANDA may be filed with the FDA four years following the RLD. Federal law provides for a period of three years of exclusivity during which the FDA cannot grant effective approval of an ANDA if the RLD contains a previously approved active moiety and the application contained data from new clinical studies (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to the approval of the application. This three-year exclusivity period often protects new drug products that contain a previously approved active moiety, such as a new dosage form, route of administration, combination or indication. Under the Best Pharmaceuticals for Children Act, federal law also provides that periods of patent and non-patent marketing exclusivities listed in the Orange Book for a RLD may be extended by six months if the NDA sponsor conducts pediatric studies identified by the FDA in a written request. If such a written request is issued by the FDA, the FDA must grant pediatric exclusivity no later than six months prior to the date of expiration of patent or non-patent exclusivities in order for the six-month pediatric extension to apply to those exclusivity periods.

The Hatch-Waxman Act: Section 505(b)(2) New Drug Applications. Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a Section 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an approved product that is a RLD, or published literature, in support of its application.

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

Post-Market Drug Regulation

If the FDA approves a drug product for commercial marketing, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety and/or other factors after approval, require testing and surveillance programs to monitor the product after commercialization and/or patients using the product for observation of the product’s long-term effects, or impose other conditions, including distribution restrictions or other risk management mechanisms, including Risk Evaluation and Mitigation Strategies, or REMS, which can materially affect the potential market and profitability of the product. Any approved product is also subject to requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, labeling, and reporting of adverse experiences with the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and re-approval.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks or imposition of distribution or other restrictions under a REMS program. Other potential consequences of a failure to comply with regulatory requirements during or after the FDA approval process include, among other things:

•	restrictions on the marketing or manufacturing of the product, product recalls or complete withdrawal of the product from the market;

•	fines, warning or untitled letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	consent decrees, injunctions or the imposition of civil or criminal penalties.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients intended to receive a cancer treatment to obtain approval of a pre-market application, or PMA approval, for that diagnostic simultaneously with approval of the drug.

Medical Device Approval Pathways

A medical device, including an in vitro diagnostic, or IVD, to be commercially distributed in the United States must receive either 510(k) clearance, de novo approval, or PMA approval from the FDA prior to marketing. There are three classes of medical devices recognized by the FDA, Class I (low risk), Class II (moderate risk), and Class III (high risk). Class III devices are those deemed by the FDA to pose the greatest risk, such as life-sustaining, life supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a pre-amendment Class III device for which PMAs have not been called. Class III devices generally require PMA approval prior to marketing. The PMA approval pathway requires that the applicable device demonstrates a reasonable assurance of the safety and effectiveness of the device.

A PMA for an IVD typically includes data from preclinical studies and well-controlled clinical trials. Preclinical data for an IVD includes many different tests, including how reproducible the results are when the same sample is tested multiple times by multiple users at multiple laboratories. The clinical data need to establish that the test is safe and effective for the proposed intended use in the indicated population. In addition, the PMA must include information regarding the test’s clinical utility, meaning that an IVD provides information that is clinically meaningful. A biomarker’s clinical significance may be obvious, or the applicant may be able to rely upon published literature or submit data to the FDA to show clinical utility.

A PMA also must provide information about the device and its components regarding, among other things, device design, manufacturing and labeling. The sponsor must pay an application fee to the FDA upon submission of a PMA, which exceeds $250,000 for most PMAs.

As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with Quality System Regulation, or QSR, requirements, which impose elaborate testing, control, documentation and other quality assurance procedures.

Upon submission, the FDA determines if the PMA is sufficiently complete to permit a substantive review, and, if so, the FDA accepts the application for filing. The FDA then commences an in-depth review of the PMA. The entire process typically takes multiple years from submission of the PMA, but may take longer. The review time is often significantly extended as a result of the FDA asking for more information or clarification of information already provided. The FDA also may respond with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that are often expensive and time-consuming to generate and can substantially delay approval.

During the review period, an FDA advisory committee, typically a panel of clinicians, may be convened to review the PMA application and recommend to the FDA whether, or upon what conditions, the device should be approved. Although the FDA is not bound by the advisory panel decision, the panel’s recommendation is important to the FDA’s overall decision-making process.

If the FDA’s evaluation of the PMA is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA approval for the approved indications, which can be more limited than those originally sought by the applicant. The PMA approval can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in an enforcement action, including the loss or withdrawal of the approval.

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

Clinical Trials and IDEs

A clinical trial is almost always required to support a PMA. For significant risk devices, the FDA regulations require that human clinical investigations conducted in the U.S. be approved via an Investigational Device Exemption, or IDE, which must become effective before clinical testing may commence. In some cases, one or more smaller IDE studies may precede a pivotal clinical trial intended to demonstrate the safety and efficacy of the investigational device. A 30-day waiting period after the submission of each IDE is required prior to the commencement of clinical testing in humans. If the FDA disapproves the IDE within this 30-day period, the clinical trial proposed in the IDE may not begin.

IVD trials usually do not require an IDE approval, so long as, among other things, the results of the IVD test are not used diagnostically without confirmation of the test results by another, medically established diagnostic product or procedure. For a trial where the IVD result directs the therapeutic care of patients with cancer, we believe that the FDA would consider the investigation to require an IDE application.

An IDE application must be supported by appropriate data, such as laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE application must also include a description of product manufacturing and controls, and a proposed clinical trial protocol. The FDA typically grants IDE approval for a specified number of patients. All clinical studies of investigational devices, regardless of whether IDE approval is required, require approval from IRBs.

During the critical trial, the sponsor must comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and record keeping requirements. These IDE requirements apply to all investigational devices, whether considered significant or nonsignificant risk. Prior to granting PMA approval, the FDA typically inspects the records relating to the conduct of the study and the clinical data supporting the PMA for compliance with applicable requirements.

Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard intended to protect the rights and health of patients and to define the roles of clinical trial sponsors, investigators, and monitors; and (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Although the QSR does not fully apply to investigational devices, the requirement for controls on design and development does apply. The sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that the FDA may impose with respect to manufacturing.

Investigational IVDs may only be distributed for use in an investigation, and the labeling must prominently contain the statement “For Investigational Use Only. The performance characteristics of this product have not been established.”

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

The EMA grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the European Union. In addition, orphan drug designation can be granted if the drug is intended for a life threatening, seriously debilitating or serious and chronic condition in the European Union and without incentives it is unlikely that sales of the drug in the European Union would be sufficient to justify developing the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the

European Union of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation provides opportunities for free protocol assistance, fee reductions for access to the centralized regulatory procedures before and during the first year after marketing authorization and between 6 and 10 years of market exclusivity following drug approval. The EMA has us granted orphan drug designation for entrectinib for the treatment of neuroblastoma.

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

The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. Violations of the federal anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

The Health Insurance Portability and Accountability Act, or HIPAA, also created federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal anti-kickback statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, among other things, imposes reporting requirements on certain drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

Employees

As of February 29, 2016, we had 116 employees, 110 of whom were full-time, including 45 employees with M.D. or Ph.D. degrees, and six part-time employees. Of these full-time and part-time employees, 88 employees were engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Research and Development

Our research and development expenses for the years ended December 31, 2015, 2014 and 2013 were $73.8 million, $30.5 million and $10.2 million, respectively.

Available Information

We file electronically with the Securities and Exchange Commission, or SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We make available on our website at www.ignyta.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. The information in or accessible through the SEC’s and our website are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

We are a development-stage biopharmaceutical company with a limited operating history. We have not generated any material revenue to date and are not profitable, and have incurred losses in each year since our inception. Our net loss for the year ended December 31, 2015 was $92.5 million. As of December 31, 2015, we had an accumulated deficit of $148.0 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are currently focused on the development of our clinical and preclinical development programs, which we believe will result in our continued incurrence of significant research and development and other expenses related to those programs. If the non-clinical or clinical trials for any of our product candidates fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of our product candidates, if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Even after giving effect to the proceeds received from our common stock offerings and our loan arrangement with Silicon Valley Bank, or SVB, we expect to require substantial additional capital for the further development and commercialization of our product candidates. Further, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue to expand our ongoing entrectinib and other development programs, including the taladegib development program we acquired from Eli Lilly and Company, or Lilly, in November 2015 and the RXDX-105 and RXDX-106 development programs we acquired from Cephalon, Inc., an indirect wholly owned subsidiary of Teva Pharmaceutical Industries Limited, or Teva, in March 2015, and if we acquire rights to additional product candidates. For example, in September 2015 we initiated a new, global Phase 2 clinical trial of oral entrectinib in adult patients with advanced or metastatic cancer detected to be positive for relevant molecular alterations. We are conducting and plan to initiate additional clinical trials to study our other product candidates in the future.

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

On September 30, 2014, we entered into an amended and restated loan agreement with SVB, which was subsequently amended on June 5, 2015, under which we incurred $21.0 million of indebtedness, approximately $11.0 million of which was used to repay our then-existing loan with SVB. In September 2015, we borrowed an additional $10.0 million under this agreement. We are required to pay interest on the borrowings under the amended and restated loan agreement at a fixed, per-annum rate of 8.6% on a monthly basis through April 30, 2016. Thereafter, we will be required to repay the principal plus interest in 36 equal monthly installments. The number of months of interest-only payments and the number of months over which the principal will be amortized was each increased by six months upon the consummation of our public offering of common stock in June 2015. Further, the terms of the amended and restated loan agreement require that we make a final lump-sum payment of 3% of the principal amount of the loans thereunder. We may elect to prepay all amounts owed under either or both of the loan tranches prior to the maturity date therefor, provided that a prepayment fee of 1% of the amount prepaid is also paid.

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

The early stage nature of our business results in a limited operating history upon which you can evaluate our business and prospects. Our product candidates are at various stages of development, have not obtained regulatory marketing approval, have never generated any sales and require extensive testing before commercialization. Our limited operating history may adversely affect our ability to implement our business strategy and achieve our business goals, which include, among others, the following activities:

•	develop our product candidates;

•	obtain the human and financial resources necessary to develop, test, manufacture and market our product candidates;

•	continue to build and maintain an intellectual property portfolio covering our technology and our product candidates;

•	satisfy the requirements of clinical trial protocols, including patient enrollment, establish and demonstrate the clinical efficacy and safety of our product candidates and obtain necessary regulatory approvals;

•	market our product candidates that receive regulatory approvals to achieve acceptance and use by the medical community in general;

•	develop and maintain successful collaboration, strategic and other relationships for the development and commercialization of our product candidates; and

•	manage our cash flows and any growth we may experience in an environment where costs and expenses relating to clinical trials, regulatory approvals and commercialization continue to increase.

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully develop product candidates, raise capital, expand our business or continue our operations.

Risks Related to Our Employees

If we are not able to attract and retain highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified personnel. We are highly dependent on our management, scientific and medical personnel, especially Jonathan E. Lim, our President, Chief Executive Officer and Chairman of the Board, whose services are critical to the successful implementation of our business strategies. Further, as our approach is built in part upon the drug discovery and development experience of our scientific “drug hunter” team, which we believe is a significant contributor to our competitive advantage, we are dependent on the maintenance and growth of that team with qualified members containing high levels of expertise in specific scientific fields.

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

Moreover, there is intense competition for a limited number of qualified personnel among biopharmaceutical, biotechnology, pharmaceutical and other businesses. Many of the other pharmaceutical companies against which we compete for qualified personnel have greater financial and other resources, different risk profiles, longer histories in the industry and greater ability to provide valuable cash or stock incentives to potential recruits than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we are able to offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize product candidates will be limited.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with regulations of governmental authorities, such as the FDA or the EMA, to provide accurate information to the FDA or EMA, to comply with manufacturing standards we have established, to comply with federal, state and international healthcare fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we currently take and the procedures we may establish in the future as our operations and employee base expand to detect and prevent this type of activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure by our employees to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

Risks Related to the Discovery and Development of Our Product Candidates

We are heavily dependent on the success of our current product candidates, which will require significant additional efforts to develop and may prove not to be viable for commercialization.

To date, we have invested significant efforts in the acquisition of our drug programs from Nerviano Medical Sciences S.r.l., or NMS, Teva and Lilly. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize products resulting from these programs and any others we may develop or acquire in the future, which may never occur.

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

If the results of our ongoing or planned clinical trials of entrectinib, taladegib, RXDX-105 and any other product candidates are not successful, we may not be able to use those results as the basis for advancing these product candidates into further clinical development. In that case, we may not have the resources to conduct new clinical trials, and/or we may determine that further clinical development of these product candidates is not justified and may decide to discontinue the programs. If the results of preclinical testing for our other product candidates are not successful, we may not be able to use those results as the basis for advancing those programs into further development. If studies of our product candidates produce unsuccessful results and we are forced or elect to cease their development, our business and prospects could be substantially harmed, particularly if the product candidates for which development has ceased are at the clinical development stage.

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

Our research and development efforts are based on a rapidly evolving area of science, and our approach to drug discovery and development is novel and may never lead to marketable products.

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

A key element of our strategy is to use and expand our product platform to build a pipeline of inhibitors of specific molecular targets, and progress those product candidates through clinical development for the treatment of a variety of different types of cancer. Although our research efforts to date have resulted in identification of a series of cancer drug targets, we may not be able to develop product candidates that are safe and effective inhibitors of any of these targets. Even if we are successful in building a product pipeline, the potential product candidates that we identify may not be suitable for clinical development for a number of reasons, including causing harmful side effects or demonstrating other characteristics that indicate a low likelihood of receiving marketing approval or achieving market acceptance. If our methods of identifying potential product candidates fail to produce a pipeline of potentially viable product candidates, then our success as a business will be dependent on the success of fewer potential product candidates, which introduces risks to our business model and potential limitations to any success we may achieve.

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

Although there are multiple clinical trials ongoing for entrectinib, taladegib and RXDX-105, we may experience delays in pursuing those or any other clinical or preclinical studies. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining regulatory approval to commence a trial;

•	engaging leading clinical investigators and identifying sufficient clinical trial sites to conduct or support our clinical trials;

•	clinical protocol design and development, and reaching consensus with participating investigators on study design;

•	reaching agreement on acceptable contractual and financial terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining approval from an independent institutional review board, or IRB, at each trial site;

•	enrolling suitable patients to participate in a trial;

•	developing and validating companion diagnostics on a timely basis, and utilizing such companion diagnostics on an effective and timely basis;

•	changes in formulation, dosing or administration regimens;

•	having patients complete a trial or return for post-treatment follow-up;

•	clinical sites deviating from the trial protocol or dropping out of a trial;

•	regulators instituting a clinical hold due to observed safety findings;

•	changes in the regulatory, clinical or commercial landscape during the conduct of a trial that impair accrual;

•	findings from nonclinical toxicology or safety pharmacology studies or the requirement for such studies;

•	adding new clinical trial sites; or

•	manufacturing or having manufactured sufficient quantities of product candidate and the suitability of that product candidate for use in clinical trials on a timely basis.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we are primarily focused on patients with molecularly defined cancers, our pool of suitable patients may be smaller and more selective and our ability to enroll a sufficient number of suitable patients may be limited or take longer than anticipated. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications or target the same molecular alterations as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

Patient enrollment for any of our clinical trials may also be affected by other factors, including without limitation:

•	the severity of the disease under investigation;

•	the frequency of the molecular biomarker we are seeking to target in the applicable trial, and the ability to effectively identify such biomarker;

•	the willingness of clinical sites and principal investigators to subject candidate patients to molecular screening;

•	the eligibility criteria for the study in question;

•	the perceived risks and benefits of the product candidate under study;

•	the availability, effectiveness and safety of other treatment options;

•	the extent of the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment;

•	the proximity and availability of a sufficient number of clinical trial sites that are willing to comply with the requirements of our clinical protocols; and

•	the presence of site-to-site variations at our clinical sites in the management of eligible study patients, which could impair our ability to interpret or generalize the results of the study.

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

Consistent with our general product development strategy, we designed our ongoing Phase 2 clinical trial of entrectinib, and we generally expect to design any other trials for that and our other product candidates, to include patients with applicable molecular alterations or biomarkers, with a view to assessing possible early evidence of potential therapeutic effect. If we are unable to locate and include such patients in those trials, then our ability to make those early assessments and to seek participation in FDA expedited review and approval programs, including accelerated approval, breakthrough therapy and fast track designation, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised.

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

In order to market and sell our products in any jurisdiction, we or our third party collaborators must obtain separate marketing approvals in that jurisdiction and comply with its regulatory requirements. The approval procedure can vary drastically among countries, and each jurisdiction may impose different testing and other requirements to obtain and maintain marketing approval. Further, the time required to obtain those approvals may differ substantially among jurisdictions. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. Moreover, approval by the FDA or an equivalent foreign authority does not ensure approval by regulatory authorities in any other countries or jurisdictions. As a result, the ability to market and sell a product candidate in more than one jurisdiction can involve significant additional time, expense and effort to undertake separate approval processes, and could subject us and our collaborators to the numerous and varying post-approval requirements of each jurisdiction governing commercial sales, manufacturing, pricing and distribution of our product candidates. We or any third parties with whom we may collaborate may not have the resources to pursue those approvals, and we or they may not be able to obtain any approvals that are pursued. The failure to obtain marketing approval for our product candidates in foreign jurisdictions could severely limit their potential markets and our ability to generate revenue.

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

To date, patients treated with entrectinib, taladegib and RXDX-105 have experienced some adverse events that are deemed to be drug related. Results of our ongoing or future clinical trials of these or our other product candidates could reveal a high and/or unacceptable severity and frequency of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Further, any observed drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial, or result in potential product liability claims. Any of these occurrences could materially harm our business, financial condition and prospects.

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

As one of the central elements of our business strategy and clinical development approach, we seek to identify molecularly-defined subsets of patients within a disease category who may derive selective and meaningful benefit from the product candidates we are developing. In order to assist in identifying those subsets of patients, a companion diagnostic, which is a test or measurement that evaluates the presence of biomarkers in a patient, could be used. We anticipate that the development of companion diagnostics concurrently with some of our product candidates will help us more accurately identify the patients who belong to the target subset, both during our clinical trials and in connection with the commercialization of product candidates. In June 2015, we announced the release for clinical use of our first clinical trial assay to support patient identification and enrollment into our Phase 2 clinical trial of entrectinib, but we have not developed or offered any companion diagnostics for commercial use. We may need to rely on third party collaborators to successfully develop and commercialize companion diagnostics. To date, we have not developed relationships with any such third-party collaborators to develop companion diagnostics for any of our product candidates.

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

The FDA and the EMA have granted us orphan drug designation for entrectinib for the treatment of neuroblastoma, and the FDA has granted us orphan drug designation for entrectinib for the treatment of TrkA-positive, TrkB-positive, TrkC-positive, ROS1-positive or ALK-positive non-small cell lung cancer and colorectal cancer. We expect that we may in the future pursue orphan drug designations for entrectinib in other jurisdictions and/or indications, and for at least some of our other product candidates. Obtaining orphan drug designations can be difficult and we may not be successful in doing so. In addition, orphan drug exclusivity may not effectively protect a product from the competition of different drugs for the same indication, which could be approved during the exclusivity period. Further, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. The failure to obtain an orphan drug designation for any product candidates for rare cancer indications for which we seek or receive regulatory approval, and/or the inability to maintain that designation for the duration of the applicable exclusivity period, could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

In addition, a product candidate approved on such an accelerated basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to validate the surrogate endpoint or otherwise confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis.

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

We currently have only limited control over the activities of the CROs we have engaged to continue the ongoing and planned clinical trials for entrectinib, taladegib and RXDX-105, and we expect the same to be true for any CROs we may engage in the future. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on any CRO does not relieve us of our regulatory responsibilities. Based on our present expectations, we, our CROs and our clinical trial sites are required to comply with good clinical practices, or GCPs, for all of our product candidates in clinical development. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in the applicable trial may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving a product candidate for marketing, which we may not have sufficient cash or other resources to support and which would delay our ability to generate revenue from any sales of such product candidate. In addition, our clinical trials are required to be conducted with product produced in compliance with current good manufacturing practice requirements, or cGMPs. Our or our CROs’ failure to comply with those regulations may require us to repeat clinical trials, which would also require significant cash expenditures and delay the regulatory approval process.

Agreements governing relationships with CROs generally provide those CROs with certain rights to terminate the agreements under specified circumstances. If a CRO that we have engaged terminates its relationship with us during the performance of a clinical trial, we would be forced to seek an engagement with a substitute CRO, which we may not be able to do on a timely basis or on commercially reasonable terms, if at all, and the applicable trial would experience delays or may not be completed and would likely increase in cost. In addition, our CROs are not our employees, and except for remedies available to us under any agreements we enter with them, we are unable to control whether or not they devote sufficient time and resources to our clinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to a failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for, or successfully commercialize, the affected product candidates. As a result, our operations and the commercial prospects for the affected product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

We plan to rely solely on third parties to manufacture our preclinical and clinical drug supplies and any approved product candidates, and our operations could be harmed if those third parties fail to provide sufficient quantities of product in accordance with applicable regulatory and contractual obligations.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our preclinical and clinical drug supplies for use in the conduct of our preclinical studies and clinical trials or commercial quantities of any product candidates that may obtain regulatory approval. As a result, we expect that we will need to rely solely on third-party manufacturers for those services. We currently have a limited supply of entrectinib and our other product candidates. We have a limited number of supply arrangements for entrectinib, and we are currently solely reliant on Teva for the clinical supply of RXDX-105. In addition, we have only a limited clinical supply of taladegib, and we must seek to establish clinical supply agreements with third parties for future supplies. We do not currently have arrangements in place for commercial supply of bulk drug substance or drug products. We may not be able to establish these or any other supply relationship when needed, on reasonable terms, or at all. Any failure to secure sufficient supply of our product candidates for preclinical or clinical testing or, in the future, commercial purposes would materially harm our operations and financial results.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, if the FDA, EMA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. In order to commercialize any product candidates, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If we develop these capabilities internally, the process will be expensive and time consuming and will require significant attention of our executive officers to manage. If we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we may be unable to enter into such arrangements when needed on acceptable terms or at all and we are likely to have limited control over the efforts of our collaborators. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Even if we obtain regulatory approval for our product candidates, the products may not gain market acceptance among physicians, health care payers, patients and the medical community, which is critical to commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;

•	the timing of market introduction of the product candidate, any associated companion diagnostic, and/or competitive products;

•	the clinical indications for which the drug is approved;

•	the approval, availability, market acceptance and reimbursement for any companion diagnostic;

•	the ability of a companion diagnostic to successfully identify all tested patients that harbor the underlying molecular biomarker that our product targets;

•	acceptance of the drug as a safe and effective treatment by physicians, operators of major cancer clinics and patients;

•	the size of the markets for the product candidate, based on the size of the patient subsets that we are targeting, in the territories for which we gain regulatory approval and have commercial rights;

•	the potential and perceived advantages of the product candidate over alternative treatments, especially with respect to patient subsets that we are targeting with the product candidate;

•	the safety of the product candidate as demonstrated through broad commercial use including, potentially, under conditions not tested in clinical trials;

•	the cost of treatment in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third-party payers and government authorities;

•	relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of our sales, marketing and distribution efforts.

If our product candidates are approved but fail to achieve an adequate level of acceptance by key market participants, we will not be able to generate significant revenues, and we may not become or remain profitable.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. In addition, competition in the oncology market is intense. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions.

With respect to entrectinib, we are aware of three agents that have been approved by the FDA for ALK-positive NSCLC, Pfizer’s Xalkori®/crizotinib, Novartis’ Zykadia®/ceritinib and Roche’s Alecensa®/alectinib. Alectinib is also approved for this indication in Japan. Xalkori®/crizotinib has also been approved by the FDA for ROS1-positive NSCLC. In addition, we are aware that Loxo Oncology has initiated Phase 2 basket trial of LOXO-101 in adult cancer patients whose tumors harbor Trk fusions.

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

We are also aware of several other products in development targeting TrkA, TrkB, TrkC, ROS1, ALK, Hedgehog/Smoothened, RET, BRAF, Tyro-3, Axl, Mer, and/or c-MET for the treatment of cancer, some of which may be in a more advanced stage of development than our product candidates. There are also many other compounds directed to other molecular targets that are in clinical development by a variety of companies to treat cancer types that we may choose to pursue with our programs.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction triggered the legislation’s automatic aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Middle Class Tax Relief and Job Creation Act of 2012 required that the Centers for Medicare & Medicaid Services, the agency responsible for administering the Medicare program, or CMS, reduce the Medicare clinical laboratory fee schedule, or CLFS, by 2% in 2013, which served as a base for 2014 and subsequent years. In addition, effective January 1, 2014, CMS also began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting.

Additionally, on April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, will significantly alter the current payment methodology under the CLFS. Under the new law, starting January 1, 2016 and every three years thereafter (or annually in the case of advanced diagnostic lab tests), clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes during a time period to be defined by future regulations. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Beginning in 2017, the Medicare payment rate for each clinical diagnostic lab test, with some exceptions, will be equal to the weighted median private payer payment for the test, as calculated using data collected by applicable laboratories during the data collection period and reported to CMS during a specified data reporting period.

In the third quarter of 2015, CMS released the proposed rule governing the Medicare Clinical Diagnostic Laboratory Test Payment System under PAMA. This proposed rule clarified the methodology by which future reimbursement rates on the CLFS would be calculated. If the proposed rule is implemented as proposed, any significant reductions in reimbursement would be phased-in, as CMS would limit the maximum reimbursement reduction for a test up to an annual reduction of 10% for each year beginning January 1, 2017, 2018, 2019, and up to an annual reduction of 15% for each year beginning January 1, 2020, 2021 and 2022. Under the proposed rule, CMS is required to adopt temporary billing codes to identify new clinical diagnostic laboratory tests and advanced diagnostic laboratory tests that do not already have unique diagnostic codes, and that have been cleared or approved by the FDA. In addition to assigning the code, CMS must publicly report and explain the payment rate for the tests no later than January 1, 2017.

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

Our inability to retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the clinical testing and commercialization of products we develop. We have obtained product liability insurance covering our clinical trials of entrectinib, taladegib and RXDX-105, as well as our terminated clinical trial of RXDX-107. We may wish to obtain additional such insurance should we seek to expand those clinical trials or commence new clinical trials. We also may determine that additional types and amounts of coverage would be desirable at later stages of clinical development of our product candidates or upon commencing commercialization of any product candidate that obtains required approvals. However, we may not be able to obtain any such additional insurance coverage when needed on acceptable terms, or at all. We could be responsible for some or all of the financial costs associated with a product liability claim relating to our development or commercialization activities, in the event that any such claim results in a court judgment or settlement in an amount or of a type that is not covered, in whole or in part, by any insurance policies we may have or that is in excess of the limits of our insurance coverage. We may not have, or be able to obtain, sufficient capital to pay any such amounts that may not be covered by our insurance policies.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. The breadth, validity and enforceability of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The standards of patentability and patent eligibility for diagnostic methods, personalized medicine, and biotechnology inventions are evolving and to some extent uncertain, and subject matter that is presently considered to be patentable may not be patentable (and patents directed thereto might not be valid) in the future. It is possible that we will fail to identify patentable aspects of our discovery and development activities before it is too late to obtain patent protection. There may be prior art of which we are not aware that may affect the breadth, validity or enforceability of our patents and patent applications. There also may be prior art of which we are aware, but which we do not believe affects the breadth, validity or enforceability of our patents, which may, nonetheless, ultimately be found to affect the breadth, validity or enforceability of our patents. The patent applications we own or license may fail to result in issued patents in the United States or in foreign countries. Third parties may challenge the inventorship, ownership, breadth, validity, or enforceability of any issued patents we own or license or any patent applications that may issue as patents in the future, which may result in those patents being narrowed, invalidated or held unenforceable or the patent applications failing to issue as patents. Even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from developing similar products that do not fall within the scope of our patents. We may be required to disclaim part or all of the subject matter and/or term of certain patents or all of the subject matter and/or patent term of certain of our patents and patent applications. If the inventorship, ownership, breadth, validity, or enforceability of the patents we own or license is threatened, our ability to effectively commercialize any product candidates with technology protected by those patents could be threatened. Further, if we encounter delays in our clinical trials, the period of time during which we would have patent protection for any covered product candidates after obtaining regulatory approval would likely be reduced. Since patent applications filed in the United States and most other countries are confidential for a period of time after filing, we cannot be certain at the time of filing such applications that we or our licensors are the first to file any patent application related to our product candidates.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent and Trademark Office, or USPTO, recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition and prospects.

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

Inventions, and the intellectual property rights covering them, that are discovered under research, material transfer or other such collaboration agreements may become solely owned by us in some cases, jointly owned by us and the other party to such agreements in some cases, and may become the exclusive property of other party to such agreements in other cases. Under some circumstances, it may be difficult to determine which party owns a particular invention, or whether it is jointly owned, and disputes could arise regarding ownership of those inventions. These disputes could be costly and time consuming and an unfavorable outcome could have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, our research collaborators may have contractual rights that permit them to use our proprietary compounds for specific studies, and publish our data and other proprietary information, subject to our prior review. Unauthorized uses of our proprietary compounds by such research collaborators, and publications by our research collaborators and scientific advisors containing such information, either with our permission or in contravention of the terms of their agreements with us, may limit or foreclose our ability to obtain patent protection for our product candidates or protect our proprietary information, which could materially harm our business, prospects, financial condition and results of operations.

In addition, issued patents and pending patent applications require regular maintenance and payment of taxes, fees and/or annuities in several stages over the lifetime of the patents and patent applications. We employ an outside firm and rely on our outside counsel to pay these fees when they are due. We, the outside firm or our outside counsel could inadvertently abandon a patent or patent application due to non-payment of such taxes, fees and/or annuities, or as a result of a failure to comply with filing deadlines or other requirements of the prosecution process, resulting in the loss of protection of certain intellectual property rights in a certain country. Alternatively, we, our collaborators, or our patent counsel may take action resulting in a patent or patent application becoming abandoned which may not be able to be reinstated, or if reinstated, may result in a reduction of patent term. Failure to maintain our portfolio may result in loss of rights that may adversely impact our intellectual property rights, for example by rendering issued patents lapsed, void, or unenforceable, prematurely terminating pending applications, or reducing patent term.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, inventions for which patents are difficult to enforce and any other elements of our discovery platform and drug development processes that involve proprietary know-how, information or technology that is not covered by patents or not amenable to patent protection. Although we require all of our employees and certain consultants and advisors to assign inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, our trade secrets and other proprietary information may be disclosed or competitors may otherwise gain access to such information or independently develop substantially equivalent information. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, if our competitors independently develop equivalent knowledge, methods or know-how, it will be more difficult or impossible for us to enforce our rights and our business could be materially harmed. Any disclosure to or misappropriation by third parties of our trade secret or other confidential information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding any competitive advantage we may derive from this information.

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

Our research, development and commercialization activities, as well as any product candidates or products resulting from those activities, may infringe or be alleged to infringe a patent or other form of intellectual property under which we do not hold a license or other rights. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents of which we are currently unaware with claims that cover the composition of matter, use or manufacture of our product candidates or the practice of our related methods. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates, their use, and manufacture or our related methods may infringe. In addition, third parties may obtain patents in the future and claim that our product candidates, their use, and manufacture or our related methods infringe one or more claims of these patents. If our activities or product candidates are determined to infringe the patents or other intellectual property rights of third parties, the holders of such intellectual property rights may be able to block our ability to develop and commercialize such product candidates or practice our methods unless we obtain a license under the intellectual property rights or until any applicable patents expire or are determined to be invalid or unenforceable.

Defense of any intellectual property infringement claims against us, regardless of their merit, would involve substantial litigation expense and would be a significant diversion of employee resources and distract management from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties, limit our business to avoid the infringing activities, pay royalties and/or redesign our infringing product candidates or methods, any or all of which may be impossible or require substantial time and monetary expenditure. Although we carry general liability insurance, our insurance does not cover potential claims of this type. The occurrence of any of the above events could prevent us from continuing to develop and commercialize one or more of our product candidates or practice our related methods, and our business could materially suffer.

Many of our collaboration agreements are complex and may call for licensing or cross-licensing of potentially blocking patents, know-how or intellectual property. Due to the potential overlap of data, know-how and intellectual property rights there can be no assurance that one of our collaborators will not dispute our right to send data or know-how or other intellectual property rights to third parties and this may potentially lead to liability or termination of a program or litigation. There are no assurances that the actions of our collaborators would not lead to disputes or cause us to default with other collaborators. We cannot be certain that a collaborator will not challenge the validity of licensed patents.

We may desire, or be forced, to seek additional licenses to use intellectual property owned by third parties, and such licenses may not be available on commercially reasonable terms or at all.

A third party may hold intellectual property, including patent rights, that are important or necessary to the development or commercialization of our product candidates or to practice our related methods, in which case we would need to obtain a license from that third party or develop a different method relating to the product candidate that does not infringe the applicable intellectual property, which may not be possible. Additionally, we may identify product candidates that we believe are promising and whose composition of matter, use or manufacture are covered by the intellectual property rights of third parties. In such a case, we may desire to seek a license to pursue the development and commercialization of those product candidates. Any license that we may desire to obtain, or that we may be forced to pursue, may not be available when needed on commercially reasonable terms, or at all. Any inability to secure a license that we need or desire could have a material adverse effect on our business, financial condition and prospects.

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

Competitors may infringe our patents or the patents of our current or potential licensors. We cannot predict if, when or where a third party may infringe one or more of our issued patents. To attempt to stop infringement or unauthorized use, we may need to enforce one or more of our patents, which can be expensive and time-consuming, a significant diversion of employee resources, and distract our management. There is no assurance such action will ultimately be successful in halting third party infringing activities, for example, through a permanent injunction, or that we would be fully or even partially financially compensated for any harm to our business caused by such third party infringement. Even if such action were initially successful, it could be overturned upon appeal. Even if we are successful in proving in a court of law that a third party is infringing one or more of our issued patents we may be forced to enter into a license or other agreement with the infringing third party on terms less commercially acceptable to us than if the license or agreement were negotiated under conditions between those of a willing licensee and a willing licensor. We may not become aware of a third party infringer within legal timeframes that would enable us to seek adequate compensation, or at all, thereby possibly losing the ability to be compensated for any harm to our business. Such a third-party may be operating in a foreign country where the infringer is difficult to locate, where we do not have issued patents and/or the patent laws may be more difficult to enforce. If we pursue any litigation, a court may decide that a patent of ours or our licensor’s is not of sufficient breath, is invalid, or is unenforceable, or may refuse to stop the other party from using the relevant technology on the grounds that our patents do not cover the technology in question. Further, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, which could reduce the likelihood of success of any infringement proceeding we pursue in any such jurisdiction. An adverse result in any patent litigation could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our pending patent applications at risk of not issuing, which could limit our ability to exclude competitors from directly competing with us in the applicable jurisdictions.

Certain administrative proceedings may be provoked by third parties before the USPTO and certain foreign patent offices, such as interference proceedings, opposition proceedings, re-examination proceedings, inter partes review, post-grant review, derivation proceedings and pre-grant submissions, in which third parties may challenge the validity or breadth of claims contained in our patents or those of our licensors. An adverse result in any such administrative proceeding could put one or more of our patents at risk of being canceled or invalidated or interpreted narrowly and could put our pending patent applications at risk of not issuing, which could limit our ability to exclude competitors from directly competing with us in the applicable jurisdictions.

Interference proceedings provoked by third parties or brought by us or the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. Derivation proceedings may be brought by us or a third party to determine whether a patent or application was filed by the true inventor. An unfavorable outcome in an interference or derivation proceeding could require us to cease using the related technology or to attempt to license rights to use it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, or at all. Litigation, interference, or derivation proceedings may have undesirable outcomes and, even if successful, may result in substantial costs, be a significant diversion of employee resources, and distract our management.

Risks Related to Managing Any Growth We May Experience

We will need to grow the size of our organization, and we may experience difficulties in managing any growth we may achieve.

As of February 29, 2016, we had 116 employees, 110 of whom were full-time and six of whom were part-time. As our development and commercialization plans and strategies develop, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. We expect future growth to impose significant added responsibilities on members of management, particularly as we continue to expand our ongoing entrectinib and other development programs, including the taladegib development program we in-licensed from Lilly in November 2015 and the RXDX-105 and RXDX-106 development programs we acquired from Teva in March 2015, including:

•	effectively managing our clinical trials and submissions to regulatory authorities for marketing approvals;

•	effectively managing our discovery research and preclinical development efforts;

•	identifying, recruiting, maintaining, motivating and integrating additional employees;

•	establishing relationships with third parties essential to our business and ensuring compliance with our contractual obligations to such third parties;

•	developing and managing new segments of our internal business, including any sales and marketing functions we may elect to establish;

•	maintaining our compliance with public company reporting and other obligations, including establishing and maintaining effective internal control over financial reporting and disclosure controls and procedures; and

•	improving our managerial, development, operational and finance systems.

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

If our operations are found to be in violation of any of those laws or any other governmental regulations that may apply to us in connection with marketing and sales of any product candidates that may gain regulatory approval, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare programs and/or the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial condition.

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

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future and may never achieve profitability. To the extent we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in equity ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes to offset its post-ownership change income and taxes may be limited. We may have experienced an ownership change as a result of our October 31, 2013 merger transaction, our November 2013, March 2014, March 2015 and June 2015 common stock offerings, our March 2015 transaction with Teva and our November 2015 transaction with Lilly, and we may experience one or more ownership changes as a result of future transactions in our stock. As a result we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. As of December 31, 2015, we had federal and state net operating loss carryforwards of approximately $95.5 million and $95.0 million, respectively, that could be limited if the merger, the common stock offerings or the Teva and Lilly transactions resulted in an ownership change, or if we experience any other ownership change, which could potentially result in increased future tax liability to us.

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

Businesses located in California have, in the past, been subject to electrical blackouts as a result of a shortage of available electrical power, and any future blackouts could disrupt our operations. We are vulnerable to a major earthquake, wildfire, inclement weather and other natural disasters, and we have not undertaken a systematic analysis of the potential consequences to our business as a result of any such natural disaster and do not have an applicable recovery plan in place. We carry only limited business interruption insurance that would compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us in excess of insured amounts could cause our business to materially suffer.

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

The price for our common stock currently is, and is likely to continue to be, highly volatile, and could be subject to wide fluctuations. That price fluctuation could be in response to various factors, some of which may be beyond our control. These factors are discussed in this “Risk Factors” section, and elsewhere in this Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. These factors include, without limitation:

•	the product candidates we pursue, and our ability to obtain rights to develop, commercialize and market those product candidates;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial or development program;

•	actual or anticipated adverse results or delays in our clinical trials;

•	our failure to successfully commercialize our product candidates, if approved, either ourselves or through one or more collaborators;

•	unanticipated serious safety concerns related to the use of any of our product candidates;

•	adverse regulatory decisions;

•	additions or departures of key scientific or management personnel;

•	changes in laws or regulations applicable to our product candidates, including without limitation clinical trial requirements for approvals;

•	disputes or other developments relating to patents and other proprietary rights and our ability to obtain patent and other intellectual property protection for our product candidates;

•	our dependence on third parties, including CROs and contract manufacturers, as well as our potential partners that may produce companion diagnostic products or commercialization capabilities;

•	failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;

•	actual or anticipated variations in quarterly operating results, liquidity or other indicators of our financial condition;

•	failure to meet or exceed the estimates and projections of the investment community;

•	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;

•	conditions or trends in the biotechnology and biopharmaceutical industries;

•	announcements of achievement of development or regulatory milestones, or the introduction of new products offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	our ability to maintain an adequate rate of growth and manage such growth;

•	issuances of debt or equity securities;

•	sales of our common stock by us or our stockholders in the future, or the perception that such sales could occur;

•	trading volume of our common stock;

•	ineffectiveness of our internal control over financial reporting or disclosure controls and procedures;

•	general political and economic conditions;

•	effects of natural or man-made catastrophic events; and

•	other events or factors, many of which are beyond our control.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of February 29, 2016, a total of 32,339,081 shares of our common stock were outstanding. Of those shares, approximately 25,641,498 were freely tradable, without restriction, in the public market. Such shares represented approximately 79% of our outstanding shares of common stock as of that date. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

The resale of shares covered by our effective resale registration statements could adversely affect the market price of our common stock in the public market, which result could in turn negatively affect our ability to raise additional equity capital.

The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional equity capital. We filed registration statements with the SEC to register the resale of all of the 3,000,000 shares of our common stock issued and sold to Teva in March 2015, and all of the 2,713,000 shares of our common stock issued and sold to Lilly in November 2015. The registration statement covering the Teva shares has been declared effective by the SEC. Once effective, the resale registration statements permit the resale of these shares at any time without restriction, once the contractual lock-up relating to such shares expires in March 2016 with respect to the shares held by Teva, or May 2016 with respect to the shares held by Lilly. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, because there are a large number of shares registered pursuant to the resale registration statements, the selling stockholders named in such registration statements may continue to offer shares covered by the resale registration statements for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the resale registration statements may continue for an extended period of time, and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

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

As a public company listed on the NASDAQ Capital Market, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the rules and regulations of the SEC and the NASDAQ Capital Market impose numerous requirements on public companies, including requirements relating to our corporate governance practices, with which we need to comply. Further, since we are subject to the Exchange Act, we are required to, among other things, file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote substantial time to operations as a public company and compliance with applicable laws and regulations, including maintaining adequate and effective disclosure controls and procedures and internal control over financial reporting, and our efforts and initiatives to comply with those requirements could be expensive and may include hiring additional legal, financial reporting and other finance and accounting staff and engaging consultants to assist in designing and implementing such procedures.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We are required to comply with certain aspects of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to, among other things, conduct an annual review and evaluation of their internal controls over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will require frequent evaluation. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

We are an emerging growth company, allowing us to take advantage of certain reduced disclosure obligations as a public reporting company that may make our common stock less attractive to investors. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.

We are an emerging growth company under the Jumpstart Our Business Startups Act, or the JOBS Act. Accordingly, we are eligible to take advantage of certain extended accounting standards and exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for this classification. For instance, we are not required to hold a nonbinding advisory stockholder vote on executive compensation or any golden parachute payments not previously approved by stockholders; we are not required to comply with the requirement of auditor attestation of management’s assessment of internal control over financial reporting, which is required for some other public reporting companies by Section 404 of the Sarbanes-Oxley Act of 2002; and we are eligible for reduced financial statement disclosure in any registration statements under the Securities Act or reports under the Exchange Act that we may file. For as long as we continue to be an emerging growth company, which we anticipate will be for the foreseeable future, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of this classification. As a result, our publicly available disclosure may not be as robust or comprehensive as that of other public reporting companies that do not qualify for this classification.

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

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of February 29, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 50% of our outstanding voting stock (which includes shares they had the right to acquire within 60 days). Accordingly, our directors and executive officers and large stockholders have significant influence over our affairs due to their substantial ownership coupled with the positions of some of these stockholders on our management team, and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership in our Board of Directors and management team and certain other large stockholders may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe are in their best interest.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease approximately 44,000 rentable square feet of office and laboratory space in San Diego, California with monthly rent payments of approximately $114,500. In October 2015, we entered into a new lease agreement that provides for us to lease approximately 95,000 square feet of office and laboratory space in two separate buildings in San Diego, California. The lease has a ten-year term, which is expected to commence in the fourth quarter of 2016 once all landlord and tenant-requested improvements to the new facilities are completed. The base rent is initially set at approximately $351,000 per month, although the first eight months of base rent will be abated. When we move into this new office and laboratory space, we will move out of our current office and laboratory space, and our current lease will terminate. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings

We are not currently a party to, nor is our property the subject of, any material legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market under the ticker symbol “RXDX.” As of February 29, 2016, the closing bid price for our common stock as reported on the Nasdaq Capital Market was $6.39 per share. From December 2013 through March 2014, our common stock was quoted on the OTCQB and OTCBB over-the-counter quotation systems under the ticker symbol “RXDX.” The table below sets forth reported high and low closing bid quotations or sales prices for our common stock for the fiscal quarters indicated as reported on the OTCQB or Nasdaq, as applicable. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
2014:
First Quarter	$20.00	$7.00
Second Quarter	9.67	6.40
Third Quarter	9.28	6.99
Fourth Quarter	7.37	6.28

2015:
First Quarter	$9.95	$6.50
Second Quarter	18.49	8.48
Third Quarter	17.87	8.38
Fourth Quarter	14.70	8.20

2016:
First Quarter (through February 29, 2016)	$12.66	$6.39

Holders

As of February 29, 2016, there were 97 registered holders of record of our common stock.

Dividends

In connection with and prior to the closing of the merger in which we became a wholly owned subsidiary of Ignyta, Inc., or Parent, a Nevada corporation previously named Infinity Oil & Gas Company, on October 31, 2013, Parent declared a $3.50 per share cash dividend to its common stockholders of record as of that date and time. Other than the dividend declared in connection with the merger, we have never declared nor paid any cash dividends to stockholders. We do not intend to pay cash dividends on our common stock for the foreseeable future, and we currently intend to retain any future earnings to fund our operations and the development and growth of our business. The declaration of any future cash dividend, if any, would be at the discretion of our Board of Directors and would depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.

Securities Authorized for Issuance Under Equity Compensation Plan

Information about our equity compensation plans is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Repurchases of Equity Securities

None.

Stock Performance Graph

The graph below shows the cumulative total stockholder return assuming the investment of $100 on March 14, 2014 (and the reinvestment of dividends thereafter) in each of (a) Ignyta, Inc.’s common stock, (b) the NASDAQ Composite Index and (c) the NASDAQ Biotechnology Index. The Comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock or of the Indexes.

STOCK PERFORMANCE GRAPH
$200.00
$150.00
$100.00
$50.00
$0.00
Ignyta, Inc.
NASDAQ Biotechnology Index
NASDAQ Composite Index
03/14/14
03/31/14
06/30/14
09/30/14
12/31/14
03/31/15
06/30/15
09/30/15
12/31/15

	3/14/14	3/31/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15
Ignyta, Inc	$100.00	$81.37	$89.12	$79.02	$67.16	$97.55	$147.94	$86.08	$131.37
NASDAQ Biotechnology	$100.00	$93.11	$101.32	$107.83	$119.84	$135.67	$145.76	$119.52	$133.53
NASDAQ Composite	$100.00	$98.91	$103.83	$105.84	$111.56	$115.44	$117.47	$108.83	$117.95

The information contained in this Performance Graph section shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Ignyta, Inc. under the Securities Act or the Exchange Act.

Item 6. Selected Financial Data.

The following selected financial data has been derived from our audited financial statements. This data should be read in conjunction with Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes thereto included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of operating results to be expected in the future.

	Years Ended December 31,
Amounts in thousands, except per share data:	2015	2014	2013
Statement of operations data:
Research and development expenses (1)(2)	$73,511	$30,505	$10,171
Total operating expenses	$90,580	$40,011	$13,904
Loss from operations	$(90,580)	$(39,861)	$(13,904)
Net loss	$(92,458)	$(39,990)	$(14,214)
Basic and diluted loss per share	$(3.44)	$(2.18)	$(3.83)

	Years Ended December 31,
Amounts in thousands, except per share data:	2015	2014	2013
Balance sheet data:
Cash, equivalents and investments	$172,149	$76,634	$51,804
Working capital	$111,450	$63,800	$50,944
Total assets	$196,148	$85,306	$53,319
Total liabilities	$(60,163)	$(29,357)	$(11,532)
Total stockholders’ equity	$135,985	$55,949	$41,787

(1)	Fiscal 2015 results include approximately $28.2 million of upfront expenses incurred in connection with our acquisition of rights to development programs consisting of the combined $25.3 million net value of Ignyta common stock issued and combined upfront payments totaling $2.9 million made to Teva and Lilly in connection with these transactions.
(2)	Fiscal 2014 results include a $10.0 million milestone payment to NMS in connection with the entrectinib and RXDX-102 license agreement and a $3.5 million license fee paid to NMS for rights to the RXDX-103 and RXDX-104 product candidates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Item 1A — Risk Factors” and elsewhere in this Annual Report on Form 10-K.

On October 31, 2013, Ignyta, then known as Ignyta Operating, Inc., merged with and into IGAS Acquisition Corp., a wholly-owned subsidiary of Ignyta, Inc., or Parent, a Nevada corporation previously named Infinity Oil & Gas Company and formerly a “shell company” under applicable rules of the Securities and Exchange Commission. We survived the merger as a wholly owned subsidiary of Parent. In the merger, Parent acquired our business and continued our business operations. The merger is accounted for as a reverse merger and recapitalization, with Ignyta as the acquirer and Parent as the acquired company for financial reporting purposes. As a result, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of Ignyta and are recorded at the historical cost basis of Ignyta, and the financial statements after completion of the merger will include the assets and liabilities of Ignyta and Parent, the historical operations of Ignyta and the operations of the combined enterprise of Ignyta and Parent from and after the closing date of the merger. As a result of the accounting treatment of the merger and the change in Ignyta’s business and operations from a shell company to a precision oncology biotechnology company, a discussion of the past financial results of the shell company is not pertinent or material, and the following discussion and analysis of our financial condition and results of operations are based on Ignyta’s financial statements. On June 12, 2014, Parent merged with and into Ignyta, with Ignyta surviving the merger and changing its name to Ignyta, Inc.

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

Overview

We are a leading precision oncology biotechnology company. Our goal is not just to shrink tumors, but to eradicate residual disease – the source of cancer relapse and recurrence – in precisely defined patient populations. We are pursuing an integrated therapeutic, or Rx, and companion diagnostic, or Dx, strategy for treating cancer patients. Our Rx efforts are focused on discovering, in-licensing or acquiring, then developing and commercializing molecularly targeted therapies that, sequentially or in combination, are foundational for eradicating residual disease. Our Dx efforts aim to pair these product candidates with biomarker-based companion diagnostics that are designed to precisely identify, at the molecular level, the patients who are most likely to benefit from the therapies we develop.

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

Financial Operations Overview

Revenue

To date, we have not generated any material revenue from services, product sales or otherwise. In the future, we expect that we will seek to generate revenue primarily from product sales, but we may also seek to generate revenue from research funding, milestone payments and royalties on future product sales in connection with any out-license or other strategic relationships we may establish.

Research and Development Expenses

The following table sets forth our research and development expenses for the periods presented (in thousands):

	Years ended December 31,
	2015	2014	2013
Research and development expenses	$73,511	$30,505	$10,171

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

We do not track our employee and facility related research and development costs by project, as we typically use our employee and infrastructure resources across multiple research and development programs. We believe that the allocation of such costs would be arbitrary and would not be meaningful. We have not historically tracked external development costs by program as the majority of our development spend was focused on the development and clinical trials of entrectinib. We have contracted with CROs to manage our clinical trials under agreed upon budgets, with oversight by our clinical program managers. Any deviations from the budgets must be approved by us in writing. Our internal research and development costs are controlled through our internal budget and forecast process and subject to quarterly review and analysis of budget versus actual expenditures.

Research and development activities are central to our business model. Our research and development programs that we expect will be our focus in the immediate future consist of the development of our entrectinib, taladegib, RXDX-105, and RXDX-106 programs, and drug discovery activities for the development of our Spark program. Since product candidates in later stages of development generally have higher development costs than those in earlier stages of development, we expect research and development costs relating to each of those programs to increase significantly for the foreseeable future as those programs progress. However, the successful development of any of our product candidates, or any others we may seek to pursue, is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development for our programs, or whether any of our product candidates will reach successful commercialization. We are also unable to predict when, if ever, any net cash inflows will commence from any of the product candidates we currently or may in the future pursue. This lack of predictability is due to the numerous risks and uncertainties associated with developing medicines, many of which, such as our ability to obtain approvals to market and sell those medicines from the FDA, and other applicable regulatory authorities, are beyond our control, including the uncertainty of:

•	establishing an appropriate safety profile with toxicology studies to submit an IND to the FDA or comparable applications to foreign regulatory authorities;

•	successful enrollment in and adequate design and completion of clinical trials;

•	successful demonstration of an acceptable safety profile with clinically meaningful efficacy to achieve a favorable benefit/risk profile sufficient to obtain regulatory approval in one or more countries;

•	receipt of marketing approvals from applicable regulatory authorities, including the FDA and/or comparable foreign authorities;

•	establishing commercial manufacturing capabilities or, more likely, seeking to establish arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

•	launching commercial sales of the products, if and when approved, including establishing an internal sales and marketing force and/or establishing relationships with third parties for such purpose;

•	developing and commercializing, individually or with third-party collaborators, companion diagnostics; and

•	a continued acceptable safety profile of the products following approval, if any.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting periods. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances at the time the estimates are made, the results of which form the basis for making judgments about the book value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We periodically evaluate our estimates and judgments, including those described in greater detail below, in light of changes in circumstances, facts and experience.

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

Clinical Trial and Pre-Clinical Study Accruals

We make estimates of accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Accrued expenses for pre-clinical studies and clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by CROs, clinical trial investigational sites, and other related vendors. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of milestones. In accruing service fees, management estimates the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activity or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.

Stock-Based Compensation

Stock-based compensation cost for equity awards to employees, consultants and members of our board of directors is measured at the grant date, based on the calculated fair value of the award using the Black-Scholes option-pricing model, and is recognized as an expense, under the straight-line method, over the requisite service period (generally the vesting period of the equity grant). Stock options issued to non-employees are accounted for at their estimated fair values determined using the Black-Scholes option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as expense during the period the related services are rendered. Restricted stock issued to non-employees is accounted for at its estimated fair value as it vests.

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

Recently Issued Accounting Pronouncements

In January 2016, the FASB issued an accounting standard update, or ASU, which addresses certain aspects of recognition, measurement, presentation and disclosure of certain assets and liabilities in financial statements. This guidance will be effective in the first quarter of fiscal year 2018 and early adoption is not permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements.

In November 2015, the FASB issued an ASU which requires that deferred tax assets and liabilities be classified as noncurrent rather than being separated into current and noncurrent components. This new guidance will be effective in the first quarter of fiscal 2017. This guidance is not expected to have a material impact on our financial statements.

In April 2015, the FASB issued an accounting standard update which requires presentation of debt issuance costs as a direct deduction from the carrying amount of a recognized debt liability on the balance sheet, consistent with the treatment of debt discounts. The update does not change the guidance on the recognition and measurement of debt issuance costs. The Company intends to adopt this guidance at the beginning of its first quarter of fiscal year 2016. At the time of adoption, the Company will reclassify debt issuance costs to a liability as a direct deduction from the carrying value of the debt, consistent with the presentation of a debt discount. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

In August 2014, the FASB issued an ASU that requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The Company intends to adopt this guidance at the beginning of its first quarter of fiscal year 2016. Since this guidance is primarily around certain disclosures in the financial statements, the Company anticipates no impact on its financial position or results of operations.

In May 2014, the FASB issued an ASU that supersedes or replaces nearly all revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is evaluating which transition approach to use and its impact, if any, on its financial statements. This ASU is effective for the fiscal year beginning January 1, 2019, and early adoption is not permitted.

Emerging Growth Company Status

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

We are eligible to take advantage of certain extended accounting standards and exemptions from various reporting requirements that are not available to public reporting companies that are not emerging growth companies, including without limitation the following:

•	An emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the dates on which adoption of such standards is required for other public reporting companies.

•	An emerging growth company is exempt from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and financial statements, commonly known as an “auditor discussion and analysis.”

•	An emerging growth company is not required to hold a nonbinding advisory stockholder vote on executive compensation or any golden parachute payments not previously approved by stockholders.

•	An emerging growth company is not required to comply with the requirement of auditor attestation of internal controls over financial reporting, which is required for other public reporting companies by Section 404 of the Sarbanes-Oxley Act of 2002.

•	An emerging growth company is eligible for reduced disclosure obligations regarding executive compensation in its periodic and annual reports, including without limitation exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures.

•	An emerging growth company is eligible for reduced financial statement disclosure in registration statements, which must include two years of audited financial statements rather than the three years of audited financial statements that are required for other public reporting companies.

We expect that we will take advantage of these reduced disclosure obligations for as long as they are available to us.

Results of Operations

Comparison of Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for 2015 and 2014, together with the changes in those items in dollars and as a percentage (in thousands, except percentage changes):

	Year ended December 31,		Dollar Change	Percentage Change
	2015	2014
Revenue	$—	$150	$(150)	(100)%
Operating expenses:
Research and development	73,511	30,505	43,006	141%
General and administrative	17,069	9,506	7,563	80%

Total operating expenses	90,580	40,011	50,569	126%

Loss from operations	(90,580)	(39,861)	(50,719)	127%
Other income (expense), net	(1,878)	(129)	(1,749)	(1,356)%

Net loss	$(92,458)	$(39,990)	$(52,468)	131%

Revenue. We did not record any revenue for the year ended December 31, 2015. We recorded revenue of $150,000 for the comparable period of 2014 due to a one-time service fee for research services.

Research and Development Expense. Research and development expense increased by approximately $43.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014, an increase of 141%. The majority of the increase was due to costs we incurred in connection with our acquisition of rights to development programs from Teva and Lilly during 2015, including the combined $25.3 million net value of Ignyta common stock issued and combined upfront payments totaling $2.9 million made to Teva and Lilly in connection with these transactions. The remaining increase in research and development expenses during 2015 was primarily attributable to an increase in activities relating to development of entrectinib and our other product candidates (including the assets acquired from Teva in March 2015), increased personnel expenses, including additional stock compensation costs of $1.9 million, related to hiring and engaging additional employees and consultants to help us advance our product candidates, and facilities related expenses as a result of the expansion of our leased facilities space.

General and Administrative Expense. General and administrative expenses increased by approximately $7.6 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014, an increase of 80%. The increase in general and administrative expenses was primarily attributable to increases in personnel costs, including additional stock compensation costs of $1.4 million, and additional investor relations, audit, legal and intellectual property costs.

Other Income (Expense), net. Other expense, net increased by approximately $1.7 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This was due to an increase in the interest expense on our loan obligation to SVB.

Comparison of Years Ended December 31, 2014 and 2013

The following table summarizes our results of operations for 2014 and 2013, together with the changes in those items in dollars and as a percentage (in thousands, except percentage changes):

	Year ended December 31,		Dollar Change	Percentage Change
	2014	2013
Revenue	$150	$—	$150	N/A
Operating expenses:
Research and development	30,505	10,171	20,334	200%
General and administrative	9,506	3,733	5,773	155%

Total operating expenses	40,011	13,904	26,107	188%

Loss from operations	(39,861)	(13,904)	(25,957)	187%
Other income (expense), net	(129)	(310)	181	58%

Net loss	$(39,990)	$(14,214)	$(25,776)	181%

Revenue. We recorded revenue of $150,000 for the year ended December 31, 2014. We did not record any revenue for the year ended December 31, 2013. The increase was due to a one-time service-fee for research services conducted in 2014.

Research and Development Expense. Research and development expense increased by approximately $20.3 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, an increase of 200%. The increase in research and development expenses was primarily attributable to the milestone payment of $10.0 million to NMS as part of the license agreement amendment signed in December 2014 and the payment of the upfront license fee of $3.5 million to NMS for rights to our RXDX-103 and RXDX-104 product candidates, as well as an increase in activities relating to development of our entrectinib product candidate. We also incurred an increase between periods for personnel expenses related to hiring and engaging additional employees and consultants to help us advance our product candidates and facilities related expenses as a result of the expansion of our leased facilities space.

General and Administrative Expense. General and administrative expenses increased by approximately $5.8 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, an increase of 155%. The increase in general and administrative expenses was primarily attributable to increases in personnel, audit, legal and intellectual property costs, some of which resulted from activities relating to operating as a public company, and facilities related expenses as a result of the expansion of our leased facilities space.

Other Income (Expense). Other expense decreased by approximately $181,000 for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease in other expense was primarily attributable to increased interest owed under our loan agreement with SVB, partially offset by the interest income earned on our available for sale securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, and through December 31, 2015, we have raised an aggregate of approximately $293.3 million to fund our operations, of which approximately $30.0 million was received from our issuance and sale of our common stock to Lilly in November 2015, approximately $75.0 million was received from our issuance and sale of our common stock in an underwritten public offering in June 2015, approximately $41.6 million was raised through our issuance and sale of our common stock in a registered direct offering in March 2015, approximately $55.2 million was received from our issuance and sale of our common stock in an underwritten public offering in March 2014, approximately $54.1 million was received from our issuance and sale of our common stock in two private placements in November 2013, approximately $31.0 million was received from the incurrence of indebtedness under our loan agreements with SVB and approximately $6.0 million was received from our issuance and sale of our preferred stock. We had also received a small amount of funding from our issuance of common stock to our founders in August and September 2011, and from our issuance of common stock upon the exercise from time to time of stock options.

Private Placements. In November 2015, we issued and sold 1,500,000 shares of common stock to Lilly at a purchase price per share of $20.00, for aggregate gross and net proceeds of $30.0 million (the costs associated with this transaction being negligible). In November 2013, we entered into securities purchase agreements with accredited investors providing for the issuance and sale to such investors of an aggregate of 9,010,238 shares of our common stock in private placement transactions. All of the shares issued in the private placements were sold at a purchase price per share of $6.00, for aggregate gross proceeds of approximately $54.1 million and aggregate net proceeds, after deducting placement agent and other offering fees and expenses, of approximately $51.0 million.

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

Registered Direct Offering. In March 2015, we issued an aggregate of 4,158,750 shares of our common stock in a registered direct offering. All of the shares issued in the offering were sold at a purchase price per share of $10.00 per share, for aggregate gross proceeds of approximately $41.6 million and aggregate net proceeds, after deducting offering fees and expenses, of approximately $41.4 million.

Amended and Restated Loan Agreement with SVB. In September 2014, we entered into an amended and restated loan agreement with SVB, which was subsequently amended in June 2015, under which we incurred $21.0 million of indebtedness, approximately $11.0 million of which was used to repay our then-existing loan with SVB. In September 2015, we borrowed an additional $10.0 million under this agreement. We are required to pay interest on the borrowings under the amended and restated loan agreement at a fixed, per-annum rate of 8.6% on a monthly basis through April 30, 2016. Thereafter, we will be required to repay the principal plus interest in 36 equal monthly installments. Further, the terms of the amended and restated loan agreement require that we make a final lump-sum payment of 3.0% of the principal amount of the loans thereunder. We may elect to prepay all amounts owed under either or both of the loan tranches prior to the maturity date, provided that we pay a prepayment fee equal to 1.0% of the amount prepaid.

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

Cash Flows

The following table provides information regarding our cash flows during 2015 and 2014 (in thousands):

	Years ended, December 31,
	2015	2014

Net cash used in operating activities	$(50,800)	$(32,488)
Net cash used in investing activities	(60,971)	(74,329)
Net cash provided by financing activities	151,808	61,359

Net increase in cash and cash equivalents	$40,037	$(45,458)

Net Cash Used in Operating Activities. The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was approximately $50.8 million during the year ended December 31, 2015 compared to approximately $32.5 million during the year ended December 31, 2014. The increase in cash used in operating activities was driven primarily by an increase in activities relating to development of entrectinib and our other product candidates including the assets acquired from Teva and Lilly.

Net Cash Used in Investing Activities. Net cash used in investing activities was approximately $61.0 million during the year ended December 31, 2015 compared to approximately $74.3 million during the year ended December 31, 2014. The cash used in investing activities was primarily the result of investment activity associated with our available-for-sale securities and, to a lesser extent, purchases of fixed assets.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $151.8 million during the year ended December 31, 2015 compared to approximately $61.4 million during the year ended December 31, 2014. The cash provided by financing activities during both periods was primarily the result of funds raised through sales of our common stock and the net borrowings under our loan agreement with SVB.

Funding requirements

We expect our expenses to continue to increase in the future in connection with the ongoing development of our entrectinib, taladegib, RXDX-105 and RXDX-106, and as we continue the research and development of our Spark program. In addition, if we obtain marketing approval for any of our product candidates in the future, which we anticipate would not occur for several years, if at all, we expect we would then incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborators with whom we may engage.

As of December 31, 2015, we had approximately $172.1 million in cash, cash equivalents and available-for-sale securities. We expect that our existing cash, cash equivalents and available-for-sale securities will enable us to fund our operations and capital expenditure requirements for at least the next twelve months. We expect to need to obtain additional funding in future periods, however, in order to continue our operations and pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our development programs;

•	the scope, progress, results and costs of companion diagnostic development for our product candidates;

•	the achievement of development milestones that trigger payments due to our licensing partners;

•	the extent to which we acquire or in-license other medicines, biomarkers and/or technologies;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of collaborators with whom we may engage;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•	our ability to establish and maintain development, manufacturing or commercial collaborations on favorable terms, if at all.

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

Contractual Obligations

Contractual obligations and commitments represent future cash commitments and liabilities under agreements with third parties, including our leases and other contractual obligations.

The following table summarizes our long-term, non-cancellable contractual obligations and commitments as of December 31, 2015:

	Payments Due by Period (amounts in thousands)
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating and capital leases	$26,806	$1,735	$7,501	$9,135	$8,435
Repayment of term loan (1)	31,000	6,889	20,666	3,445	—

Total	$57,806	$8,624	$28,167	$12,580	$8,435

(1)	See Note 6 to the Financial Statements included in this Annual Report on Form 10-K for further discussion of our term loan.

We enter into contracts in the normal course of business with clinical sites for the conduct of clinical trials, CROs for preclinical and clinical research studies, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. Total contractual obligations exclude potential contingent consideration payments pursuant to our license agreements. See Note 8 to the Financial Statements included in this Annual Report on Form 10-K for further discussion of our contingent license obligations. Amounts disclosed in Note 8 to the Financial Statements as contingent or milestone-based obligations depend on the occurrence of contingent events or the achievement of the milestones and depend greatly on assumptions regarding the likelihood and timing of the events or milestones.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Fluctuation Risk

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in commercial paper and debt instruments of financial institutions, corporations, US government-sponsored agencies and the US Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity.

Because of the short-term maturities of our cash equivalents and marketable investment securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable investment securities. If a 10% change in interest rates were to have occurred on December 31, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

We have a loan arrangement with SVB under which we have borrowed $31.0 million, and which accrues interest at approximately 8.6%. The interest rate is fixed during the loan term and therefore does not subject us to interest rate fluctuation risk.

Foreign Currency Exchange Risk

We contract with CROs and investigational sites in several foreign countries, including countries in Eastern and Western Europe and the Asian Pacific. We are therefore subject to fluctuations in foreign currency rates in connection with these agreements. We do not hedge our foreign currency exchange rate risk. To date we have not incurred any material adverse effects from foreign currency changes on these contracts.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2015, 2014 or 2013.

Item 8. Financial Statements and Supplementary Data

The financial statements and the reports of our independent registered accounting firm required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015, the end of our most recent fiscal year.

Pursuant to Regulation S-K 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

Except for the development and implementation of new policies and procedures regarding our internal control over financial reporting in connection with our growth, there have been no changes in our internal control over financial reporting during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

At February 29, 2016, our board of directors consisted of the following members:

Name	Age	Present Position with Ignyta, Inc.

Jonathan E. Lim, M.D.	44	President, Chief Executive Officer and Chairman of the Board
James Bristol, Ph.D.	69	Director
Alexander Casdin	48	Director, Chairman of Audit Committee
Heinrich Dreismann, Ph.D.	62	Director, Chairman of Compensation Committee
James Freddo, M.D.	61	Director, Chairman of Nominating and Corporate Governance Committee

Jonathan E. Lim, M.D. Dr. Lim is a co-founder of Ignyta and joined us as Chairman at our inception in August 2011 and as President and Chief Executive Officer in July 2012. Dr. Lim is also a member of the Board of Visitors of the Moores Cancer Center at the University of California, San Diego, a position he has held since December 2015. Prior to joining Ignyta, Dr. Lim most recently served as Chairman and Chief Executive Officer of Eclipse Therapeutics, Inc., a private biotechnology company discovering and developing monoclonal antibody therapeutics targeting cancer stem cells that he co-founded in March 2011 as a spinout from Biogen Idec and that was sold to Bionomics Ltd., an Australian public biotechnology company discovering and developing drugs targeting oncology and central nervous system disorders, in September 2012. Dr. Lim served as a member of the board of directors of Bionomics Ltd. until November 2015. Prior to founding Eclipse Therapeutics, Dr. Lim served as the President, Chief Executive Officer and a Director of Halozyme Therapeutics, Inc., a public biotechnology company, from May 2003 to December 2010. Prior to that, Dr. Lim’s experience included management consulting at McKinsey & Company, a National Institutes of Health Postdoctoral Fellowship at Harvard Medical School and the Dana Farber Cancer Institute, and two years of general surgery residency at New York Hospital-Cornell and Memorial Sloan Kettering Cancer Center. Dr. Lim has B.S. and M.S. degrees from Stanford University, an M.D. from McGill University and an M.P.H. from Harvard University. We believe that Dr. Lim adds value to our board of directors based on his intimate knowledge of our business plans and strategies as a co-founder of our company and his extensive experience as an executive officer and director of multiple public and private biotechnology companies.

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

Alexander Casdin. Mr. Casdin joined our board of directors in October 2013. Alex Casdin is CEO and Portfolio Manager at Reneo Capital Management L.P., a position he has held since January 2015. From September 2012 through December 2014, Mr. Casdin was a private investor focused on the healthcare sector. From October 2011 through September 2012, Mr. Casdin was the Chief Financial Officer of Sophiris Bio, Corp., a Canadian public urology company. Prior to Sophiris Bio, Mr. Casdin served as the Vice President, Finance of Amylin Pharmaceuticals, a biopharmaceutical company that was acquired by Bristol-Myers Squibb in 2012, a position he held from October 2009 to October 2011. Prior to his position at Amylin Pharmaceuticals, Mr. Casdin founded and operated Casdin Advisors LLC, where he served as a strategic advisor to companies in the life sciences industry. Before founding Casdin Advisors, Mr. Casdin was the Chief Executive Officer and Portfolio Manager of Cooper Hill Partners, LLC, a healthcare investment fund. Mr. Casdin has also held previous positions at Pequot Capital Management and Dreyfus Corporation. Mr. Casdin currently serves on the board of directors of DiaVacs, a private clinical-stage biotechnology company focused on a treatment for Type 1 Diabetes, and as a member of the advisory boards of the Hassenfeld Center For Cancer & Blood Disorders and the Social Enterprise Program of the Columbia Business School, each of which are non-profit entities, and served on the board of directors of DUSA Pharmaceuticals, a specialty pharmaceutical company in the field of dermatology that was previously listed on the NASDAQ Stock Market and was acquired by Sun Pharmaceutical Industries Limited in December 2012, from January 2009 until December 2012. Mr. Casdin earned his B.A. degree from Brown University and his M.B.A., Beta Gamma Sigma, from Columbia Business School. We believe that Mr. Casdin adds value to our board of directors based on his experience with financing and other aspects of company-building for enterprises in our industry.

Heinrich Dreismann, Ph.D. Dr. Dreismann joined our board of directors in October 2013. Dr. Dreismann currently serves on the boards of directors of several public and private diagnostic companies, including Myriad Genetics, Inc., a public molecular diagnostic company, and GeneNews, a Canadian public molecular diagnostics company. Dr. Dreismann also served on the board of directors of Shrink Nanotechnologies, Inc., a nanotechnology company, from June 2009 until November 2011, and Med BioGene, Inc., a Canadian public life sciences company focused on genomic-based clinical laboratory diagnostic tests, from 2008 through 2014. Dr. Dreismann completed a career at Roche Molecular Systems in 2006, where he served since 1985 and held several senior positions, including President and Chief Executive Officer of Roche Molecular Systems, Head of Global Business Development at Roche Diagnostics and Member of Roche’s Global Diagnostic Executive Committee. Dr. Dreismann earned a Master of Science in biology and a Doctor of Philosophy in microbiology/molecular biology from Westfaelische Wilhelms University in Muenster, Germany. He conducted his Post-Doctoral studies in microbial genetics at the Centre d’Etudes Nucleaires de Saclay, France. We believe that Dr. Dreismann adds value to our board of directors based on his experience as a member of boards of directors and senior management of public companies and his expertise in the molecular diagnostics field.

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

Audit Committee

The audit committee of our board of directors currently consists of Mr. Casdin, Dr. Dreismann and Dr. Freddo. Mr. Casdin serves as the chairman of the committee. The audit committee was established in February 2014. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq Capital Market. Our board of directors has determined that Mr. Casdin is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. The audit committee is governed by a written charter adopted by our board of directors. The audit committee’s main function is to oversee our accounting and financial reporting processes and the audits of our financial statements. This committee’s responsibilities include, among other things:

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

If any member of our board of directors does not wish to continue in service, if our board of directors decides not to re-nominate a member for re-election or if the board of directors decides to expand the size of the board, the nominating and corporate governance committee identifies the desired skills and experience of a new nominee in light of the criteria above. The nominating and corporate governance committee generally polls our board of directors and members of management for their recommendations. The nominating and corporate governance committee may also review the composition and qualification of the boards of directors of our competitors, and may seek input from industry experts or analysts. The nominating and corporate governance committee reviews the qualifications, experience and background of the candidates. In making its determinations, the nominating and corporate governance committee evaluates each individual in the context of our board of directors as a whole, with the objective of assembling a group that can best perpetuate the success of our company and represent stockholder interests through the exercise of sound business judgment. After review and deliberation of all feedback and data, the nominating and corporate governance committee makes its recommendation to our board of directors. Historically, the nominating and corporate governance committee has not relied on third-party search firms to identify director candidates. The nominating and corporate governance committee may in the future choose to do so in those situations where particular qualifications are required or where existing contacts are not sufficient to identify an appropriate candidate.

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

Based solely on our review of the copies of such forms received and the written representations from certain reporting persons, we have determined that no officer, director or 10% beneficial owner, or any other person subject to Section 16(a) of the Exchange Act, known to us was delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2015, except for a single late Form 4 for Alexander Casdin, a director, reporting the purchase of shares of our common stock by Reneo Capital SPV I LP. Alexander Casdin is the Managing Member of Reneo GP, LLC, which is the General Partner of Reneo Capital SPV I LP.

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

Executive Officers

The table below sets forth the name, age and position of each of our executive officers as of February 28, 2016.

Name	Age	Position
Executive Officers:
Jonathan E. Lim, M.D.	44	President, Chief Executive Officer and Chairman of the Board
Zachary Hornby	37	Chief Operating Officer
Igor Bilinsky, Ph.D.	43	Senior Vice President, Research Operations and General Manager, Immuno-Oncology
Jacob Chacko, M.D.	37	Chief Financial Officer
William McCarthy	44	Chief Business Officer
Pratik Multani, M.D.	49	Chief Medical Officer
Matthew W. Onaitis	45	General Counsel and Secretary
Valerie Harding Start, Ph.D.	56	Senior Vice President, Chemistry, Manufacturing, and Controls

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

Igor Bilinsky, Ph.D. Dr. Bilinsky joined us in September 2015 as General Manager, Immuno-Oncology and Senior Vice President, Special Operations and became Senior Vice President, Research Operations and General Manager, Immuno-Oncology in February 2016. Prior to joining Ignyta, Dr. Bilinsky was Senior Vice President, Corporate Development at Vical Incorporated, a position he held since 2010. Dr. Bilinsky was previously Vice President, Business Development and Special Operations at Halozyme Therapeutics from 2008 to 2010, after joining Halozyme in 2007 as Executive Director, Corporate Development and Special Operations. From 2005 to 2007, Dr. Bilinsky was Chief Executive Officer of Androclus Therapeutics, a privately-held biotechnology company developing novel therapeutics for autoimmune and inflammatory diseases. He joined Androclus in 2004 as Chief Operating Officer. From 1999 to 2004, Dr. Bilinsky served in positions of increasing responsibility as a management consultant, project leader and ultimately as principal in the healthcare practice of the Boston Consulting Group, where he advised companies in the biotechnology, pharmaceutical and life science industries on business strategy, operational performance and mergers and acquisitions. Prior to joining the Boston Consulting Group, Dr. Bilinsky worked in research positions at Symyx Technologies and the Massachusetts Institute of Technology, or MIT, Lincoln Laboratory. Dr. Bilinsky received his B.S. degree in physics from the Moscow Institute of Physics and Technology and his Ph.D. degree in physics from MIT.

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

William McCarthy. Mr. McCarthy joined us in December 2015 as Chief Business Officer. Prior to joining Ignyta, from April 2014 to November 2015, Mr. McCarthy was Vice President, Corporate and Business Development at Foundation Medicine, Inc. Prior to Foundation Medicine, Mr. McCarthy held positions of increasing responsibility at Halozyme Therapeutics from 2007 to 2014, including Executive Director, Business Development and Senior Director, Marketing and New Product Planning. From 2006 to 2007, Mr. McCarthy was Associate Director, Finance and Business Planning at Biogen Idec, and from 2005 to 2006, he was Associate Director, New Product Planning at Neurocrine Biosciences. Prior to Neurocrine, Mr. McCarthy spent ten years as a management consultant at IMS Consulting Group, Deloitte Consulting and Cambridge Pharma Consultancy. Mr. McCarthy holds an M.B.A. from London Business School and a B.A. in economics from the University of Exeter.

Pratik Multani, M.D. Dr. Multani joined us in February 2015 as Chief Medical Officer. Prior to joining Ignyta, Dr. Multani was Chief Medical Officer at Fate Therapeutics, Inc., where he served from April 2009 to January 2015. Prior to that, Dr. Multani was Vice President of Clinical Development at Kalypsys, Inc. from 2007 to March 2009. From 2005 to 2007, he served as Senior Vice President of Clinical Development and then Chief Medical Officer at Kanisa Pharmaceuticals, Inc. From 1999 to 2004, Dr. Multani advanced from Associate Director of Oncology and Hematology to Senior Director of Medical Research at Biogen-Idec. Dr. Multani holds an M.S. in epidemiology from Harvard School of Public Health, an M.D. from Harvard Medical School and a B.S. in chemistry and biology from Yale University. He completed his Internal Medicine residency at the Massachusetts General Hospital, followed by a medical oncology fellowship at the Dana Farber/Partners joint program, after which he was a member of the transplant unit at Massachusetts General Hospital.

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

Valerie Harding Start, Ph.D. Dr. Harding Start joined us in September 2015 as Senior Vice President, Chemistry, Manufacturing, and Controls. Prior to joining Ignyta, Dr. Harding spent more than 25 years in positions of increasing responsibility at Pfizer, including Vice President, Product Differentiation, Vice President, Drug Product Design and Vice President, Pharmaceutical Development. Prior to Pfizer, Dr. Harding spent three years as a Scientist and Team leader at Boots and Company, preceded by three years as a Tutor and Researcher at the University of Nottingham School of Pharmacy. Dr. Harding holds a Ph.D. in Pharmaceutical Microbiology from the University of Nottingham and a B.S. in Pharmacy from the University of London.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes the compensation earned in each of our fiscal years ended December 31, 2015 and 2014 by our named executive officers, which consisted of (i) our principal executive officer, and (ii) our two next most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2015 and whose total compensation exceeded $100,000 during the year ended December 31, 2015.

Name and Principal Position	Year ended December 31,	Salary ($)	Bonus ($)	Option Awards ($)(3)	All other Compensation ($)		Total ($)
Jonathan E. Lim, M.D.	2015	505,083	—	414,593	351,360	(4)	1,271,036
President and Chief Executive Officer	2014	403,333	—	—	205,000	(4)	608,333

Igor Bilinsky, Ph.D (1).	2015	96,635	—	2,057,000	85,960	(4)(5)	2,239,595
Senior Vice President, Research Operations and General Manager, Immuno-Oncology

Valerie Harding Start, Ph.D (2).	2015	87,596	—	1,773,512	41,580	(4)	1,902,688
Senior Vice President, Chemistry, Manufacturing and Controls

(1)	Dr. Bilinsky commenced employment with Ignyta in September 2015 with an annual base salary of $335,000, of which he earned a pro-rated amount in 2015 as reflected in the table above based on the term of his service as an employee of Ignyta during that fiscal year.
(2)	Dr. Harding Start commenced employment with Ignyta in September 2015 with an annual base salary of $300,000, of which she earned a pro-rated amount in 2015 as reflected in the table above based on the term of her service as an employee of Ignyta during that fiscal year.
(3)	Amounts represent the grant date fair value of the option awards granted during the fiscal years presented, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. For information on the valuation assumptions with respect to certain of the option grants reflected in this table, refer to footnotes 1 and 11 in our financial statements for the fiscal year ended December 31, 2015.
(4)	Each named executive officer is eligible for a performance bonus that is based 100% upon the achievement of certain corporate performance goals and objectives. Bonuses are set based on the executive officer’s base salary as of the end of the bonus year and are expected to be paid out in the first quarter of the following year. The target levels for executive bonuses are currently 50% of base salary for our chief executive officer and 35% of base salary for our other named executive officers. Each year our board of directors sets corporate goals and milestones for the year, which generally relate to factors such as clinical and non-clinical development, business development and finance and operations. The compensation committee determines the level of achievement of the corporate goals following each year. This achievement level is then applied to each named executive officer’s target bonus to determine that year’s total bonus opportunity, with the potential for the compensation committee to exercise discretion in setting final bonus numbers to account for superior or substandard performance of any individual. For 2015, the bonus amounts were based on 120% of corporate goals achievement and resulted in bonus percentages of 72%, 42% and 42%, respectively, of Dr. Lim’s, Dr. Bilinsky’s and Dr. Harding Start’s respective annual base salaries in effect during that fiscal year, with Dr. Bilinsky’s and Dr. Harding Start’s bonuses pro-rated based on the terms of their service as employees of Ignyta during 2015. For 2014, Dr. Lim’s bonus amount was based on 100% corporate goals achievement and resulted in a bonus percentage equal to 50% of Dr. Lim’s annual base salary in effect during that fiscal year.
(5)	Includes a signing bonus of $20,000; this amount was grossed up for applicable taxes and other withholdings.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the aggregate stock and option awards held by our named executive officers as of December 31, 2015.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Jonathan E. Lim, M.D.	24,305	(1)	9,028	(1)	$0.60	2/14/2023	—	—
President and Chief Executive Officer	200,000	(2)	200,000	(2)	$6.00	12/16/2023	—	—
	—		100,000	(3)	$6.58	1/07/2025	—	—
							—	—

Igor Bilinsky, Ph.D.	—		200,000	(4)	$16.75	9/16/2025	—	—
Senior Vice President, Research Operations and General Manager, Immuno-Oncology

Valerie Harding Start, Ph.D.	—		200,000	(5)	$14.47	9/01/2025	—	—
Senior Vice President, Chemistry, Manufacturing and Controls

(1)	The option award has a grant date of February 14, 2013 and vests pursuant to the following schedule: 1/48th of the shares subject to the award vested on February 14, 2013, and 1/48th of the shares subject to the award vest on each monthly anniversary thereafter.
(2)	The option award has a grant date of December 16, 2013 and vests pursuant to the following schedule: 25% of the shares subject to the award vested on December 2, 2014, and 1/48th of the shares subject to the award vest on each monthly anniversary thereafter.
(3)	The option award has a grant date of January 8, 2015 and vests pursuant to the following schedule: 25% of the shares subject to the award vested on January 8, 2016, and 1/48th of the shares subject to the award vest on each monthly anniversary thereafter.
(4)	The option award has a grant date of September 17, 2015 and vests pursuant to the following schedule: 25% of the shares subject to the award vest on September 17, 2016, and 1/48th of the shares subject to the award vest on each monthly anniversary thereafter.
(5)	The option award has a grant date of September 2, 2015 and vests pursuant to the following schedule: 25% of the shares subject to the award vest on September 1, 2016, and 1/48th of the shares subject to the award vest on each monthly anniversary thereafter.

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

Severance and Change in Control Severance Plan

In December 2013, our board of directors approved and adopted the Ignyta, Inc. 2013 Severance and Change in Control Severance Plan, or the Severance Plan, for the benefit of certain employees of our company or any of our parents or subsidiaries as designated by our board of directors, or our Covered Employees. Our board of directors amended the Severance Plan on January 7, 2016. Our board of directors adopted the Severance Plan to provide assurances of specified severance benefits to Covered Employees whose employment is subject to involuntarily termination by us other than for Cause (as defined in the Severance Plan) under the circumstances described in the Severance Plan, including, but not limited to, following a Change in Control (as defined in the

Severance Plan). The severance benefits each Covered Employee could be entitled to receive under the Severance Plan are determined pursuant to each Covered Employee’s classification as a Tier 1 Covered Employee, Tier 2 Covered Employee or Tier 3 Covered Employee. Covered Employees are classified as follows:

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

Pursuant to the Severance Plan, if, at any time during a specified period of time prior to a Change in Control or after the 12-month period beginning on the date of a Change in Control, we (or any of our parents or subsidiaries) terminate a Covered Employee’s employment other than for Cause (and other than due to death or Disability (as defined in the Severance Plan)), then the Covered Employee will be entitled to receive the following severance benefits, subject to his or her execution of a release of claims and compliance with certain restrictive covenants, including with respect to non-solicitation and non-disparagement:

•	Continued payment of Base Pay (as defined in the Severance Plan) for 12 months, nine months or six months following termination in the case of a Tier 1, Tier 2 or Tier 3 Covered Employee, respectively; and

•	Company-paid COBRA coverage for 12 months, nine months or six months following termination in the case of a Tier 1, Tier 2 or Tier 3 Covered Employee, respectively.

Pursuant to the Severance Plan, if, at any time during a specified period of time prior to a Change in Control or within the 12 month period following a Change in Control, we (or any of our parents or subsidiaries) terminate a Covered Employee’s employment other than for Cause (and other than due to death or Disability) or the Covered Employee resigns for Good Reason (as defined in the Severance Plan), then the Covered Employee will be entitled to receive the following severance benefits, subject to his or her execution of a release of claims and compliance with certain restrictive covenants, including with respect to non-solicitation and non-disparagement:

•	The following aggregate cash amount paid in installments over the following time period:

•	In the case of a Tier 1 Covered Employee, the sum of 2.0 times annualized Base Pay and 2.0 times Target Bonus (each as defined in the Severance Plan) paid in equal installments over the 24-month period following termination;

•	In the case of a Tier 2 Covered Employee, the sum of 1.0 times annualized Base Pay and 1.0 times Target Bonus paid in equal installments over the 12-month period following termination; or

•	In the case of a Tier 3 Covered Employee, the sum of 0.75 times annualized Base Pay and 0.75 times Target Bonus paid in equal installments over the nine-month period following termination.

•	Company-paid COBRA coverage for 24 months, 12 months or nine months following termination in the case of a Tier 1, Tier 2 or Tier 3 Covered Employee, respectively.

•	100% accelerated vesting of the Covered Employee’s Equity Compensation Awards (as defined in the Severance Plan).

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

The Severance Plan will automatically terminate on December 16, 2019 unless otherwise extended by our board of directors.

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2015 (in thousands, except per share data).

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
Amended and Restated 2011 Stock Incentive Plan (1)	393,021	$2.41	—
2014 Incentive Award Plan (2)	1,947,398	$8.81	930,558
Equity compensation plans not approved by security holders:
Amended and Restated 2011 Stock Incentive Plan (1) (3)	974,521	$6.98	—
Employment Inducement Incentive Award Plan (4)	680,000	$7.33	—
2015 Employment Inducement Incentive Award Plan (5)	1,256,000	$14.48	744,000

(1)	The material features of the Amended and Restated 2011 Stock Incentive Plan are described in footnote 11 to our financial statements for the fiscal year ended December 31, 2015. Effective June 11, 2014, the 2014 Incentive Award Plan replaced the Amended and Restated 2011 Stock Incentive Plan and the Employment Inducement Incentive Award Plan, and our board of directors will not grant any future awards under the Amended and Restated 2011 Stock Incentive Plan or the Employment Inducement Incentive Award Plan.
(2)	The material features of the 2014 Incentive Award Plan are described in footnote 11 to our financial statements for the fiscal year ended December 31, 2015.
(3)	On December 16, 2013, our board of directors approved an amendment to the Amended and Restated 2011 Stock Incentive Plan to increase the total number of shares of our common stock available for issuance thereunder from 712,652 shares to 2,712,652 shares. That amendment became effective on December 16, 2013 upon the approval thereof by our board of directors; however, our stockholders did not approve such increase to the share reserve. Effective June 11, 2014, the 2014 Incentive Award Plan replaced the Amended and Restated 2011 Stock Incentive Plan and the Employment Inducement Incentive Award Plan, and our board of directors will not grant any future awards under the Amended and Restated 2011 Stock Incentive Plan or the Employment Inducement Incentive Award Plan.
(4)	The material features of the Employment Inducement Incentive Award Plan are described in footnote 11 to our financial statements for the fiscal year ended December 31, 2015. Effective June 11, 2014, the 2014 Incentive Award Plan replaced the Amended and Restated 2011 Stock Incentive Plan and the Employment Inducement Incentive Award Plan, and our board of directors will not grant any future awards under the Amended and Restated 2011 Stock Incentive Plan or the Employment Inducement Incentive Award Plan.
(5)	The material features of the 2015 Employment Inducement Incentive Award Plan are described in footnote 11 to our financial statements for the fiscal year ended December 31, 2015.

Policies Regarding Tax Deductibility of Compensation

Section 162(m) of the Code restricts the ability of publicly held companies to take a federal income tax deduction for compensation paid to certain of their executive officers to the extent that compensation exceeds $1.0 million per covered officer in any fiscal year. However, this limitation does not apply to compensation that is “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code. The non-performance based compensation paid in cash to our executive officers for the 2013, 2014 and 2015 fiscal years did not exceed the $1.0 million limit per officer.

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

Director Compensation

In December 2013, our board of directors approved a director compensation program applicable to our non-employee directors. That program provided for annual cash compensation of $35,000 for each non-employee member of our board of directors. On March 10, 2016, our board of directors amended the director compensation program so that this annual compensation amount will be $40,000 beginning with the 2016 fiscal year. In addition, our lead independent director, if any, will receive an additional annual cash retainer of $20,000, the chair of our audit committee will receive an additional annual cash retainer of $15,000, the chair of our compensation committee will receive an additional annual cash retainer of $10,000 and the chair of our nominating and corporate governance committee will receive an additional annual cash retainer of $7,500. Audit committee members will receive an additional annual cash retainer of $7,500, compensation committee members will receive an additional annual cash retainer of $5,000 and nominating and corporate governance committee members will receive an additional annual cash retainer of $3,500.

In addition, each of our non-employee directors will receive an annual grant of options to purchase 15,000 shares of our common stock at each annual meeting of our stockholders, beginning with the 2016 annual meeting, and upon appointment, new non-employee directors will receive an initial grant of options to purchase 24,000 shares of our common stock. It is anticipated that all such option grants will be granted under the 2014 Plan, or any other equity compensation plan our board of directors and stockholders may approve and adopt in the future.

On February 28, 2014, in connection with their appointment as non-employee directors, our board of directors granted to each of Dr. Freddo and Dr. Bristol an option to purchase 24,000 shares of our common stock under the Ignyta, Inc. Amended and Restated 2011 Stock Incentive Plan, or the 2011 Plan. The options vested as to 1/3 of the total number of shares subject to the award on February 28, 2015, and 1/36th of the total number of shares subject to the award on each monthly anniversary thereafter, subject to the recipient’s continued service with us as a member of our board of directors on each vesting date.

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

On March 10, 2016, each of Mr. Casdin and Dr. Dreismann was granted a fully-vested option to purchase 15,000 shares of our common stock under the 2014 Plan.

Summary of Director Compensation

The table below summarizes all compensation earned by each of our non-employee directors for services performed during our fiscal year ended December 31, 2015. Dr. Lim is not in the table below because he receives no separate compensation for his services as a director of our company; all of the compensation earned by Dr. Lim during our 2015 fiscal year as an executive officer of our company is reflected in the Summary Compensation Table above.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	All other compensation ($)	Total ($)
James Bristol, Ph.D.(2)	43,500	—	—	43,500
Alexander Casdin(3)	58,500	—	—	58,500
Heinrich Dreismann, Ph.D.(4)	52,500	—	—	52,500
James Freddo, M.D.(5)	50,000	—	—	50,000

(1)	Amounts represent the grant date fair value of the option awards, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. For information on the valuation assumptions with respect to these option grants, refer to footnotes 2 and 11 in our financial statements for the fiscal year ended December 31, 2015.
(2)	As of December 31, 2015, Dr. Bristol held 24,000 outstanding stock options.
(3)	As of December 31, 2015, Mr. Casdin held 40,666 outstanding stock options.
(4)	As of December 31, 2015, Dr. Dreismann held 40,666 outstanding stock options.
(5)	As of December 31, 2015, Dr. Freddo held 35,666 outstanding stock options.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 29, 2015, by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our current directors and the named executive officers identified under the heading “Executive Compensation,” (iii) certain of our other executive officers that may be named executive officers for the fiscal year ending December 31, 2016, and (iv) all of those directors and executive officers as a group. We have determined beneficial ownership in accordance with applicable rules of the SEC, and the information reflected in the table below is not necessarily indicative of beneficial ownership for any other purpose. Under applicable SEC rules, beneficial ownership includes any shares of common stock as to which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days after February 29, 2016 through the exercise of any option, warrant or right or through the conversion of any convertible security. Unless otherwise indicated in the footnotes to the table below and subject to community property laws where applicable that, we believe, based on the information furnished to us, each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The information set forth in the table below is based on 32,339,081 shares of our common stock issued and outstanding on February 29, 2016. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after February 28, 2016. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the address for each person listed in the table below is c/o Ignyta, Inc., 11111 Flintkote Avenue, San Diego, California 92121.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5% Stockholders:
City Hill Venture Partners I, LLC(1)	3,325,148	10.28%
Cephalon, Inc.(2)	3,000,000	9.28%
Eli Lilly and Company(3)	2,713,000	8.39%
Broadfin Capital, LLC(4)	2,256,546	6.98%
FMR LLC(5)	1,962,081	6.07%
Perceptive Advisors LLC(6)	1,812,060	5.6%

Directors and Executive Officers:
Jonathan E. Lim, M.D.(7)	3,641,814	11.16%
Zachary Hornby(8)	248,540	*
Jacob Chacko. M.D. (9)	128,896	*
Pratik Multani, M.D. (10)	58,333	*
Matthew W. Onaitis(11)	122,133	*
Igor Bilinsky, Ph.D.	—	*
William McCarthy	—	*
Valerie Harding Start	—	*
James Bristol, Ph.D.(12).	34,000	*
Alexander Casdin(13)	608,407	1.88%
Heinrich Dreismann, Ph.D.(14)	33,943	*
James Freddo, M.D.(15)	26,776	*
All Current Directors and Executive Officers as a Group (12 persons)(16)	4,987,333	14.96%

(1)	Dr. Jonathan E. Lim, our President, Chief Executive Officer and Chairman of our board of directors, is the Manager of City Hill Ventures, LLC, which is the Manager of City Hill Venture Partners I, LLC, and as such he and City Hill Ventures, LLC have the power to vote or dispose of the securities held of record by City Hill Venture Partners I, LLC and may be deemed to beneficially own those securities. Dr. Lim disclaims beneficial ownership of the securities held of record by City Hill Venture Partners I, LLC except to the extent of his pecuniary interest therein. The address of City Hill Venture Partners I, LLC is 11575 Sorrento Valley Road, Suite 200, San Diego, California 92121.
(2)	Based on information disclosed in the Schedule 13G filed with the SEC by Cephalon, Inc., a Delaware corporation, or Cephalon, and Teva Pharmaceutical Industries Limited, an Israel company and parent of Cephalon, or Teva, on March 27, 2015. Teva may be deemed to have sole voting and dispositive power over all of the shares. The address of Cephalon is 1090 Horsham Road, North Wales, PA 19454. The address of Teva is 5 Basel Street, PO Box 3190, Petach Tikva 4951033, Israel.

(3)	Based on information disclosed in the Schedule 13G filed with the SEC on November 16, 2015. Eli Lilly and Company has the sole power to dispose or direct the disposition of, and the sole power to vote, all of such shares. The address of Eli Lilly and Company is Lilly Corporate Center, Indianapolis, Indiana 46285.
(4)	Based on information disclosed in the Schedule 13G/A filed with the SEC on February 12, 2016. Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd. and Kevin Kotler share voting and dispositive power with respect to the shares. Mr. Kotler is the Managing Member of Broadfin Capital, LLC and Director of Broadfin Healthcare Master Fund, Ltd. Broadfin Capital, LLC and Mr. Kotler disclaim beneficial ownership of the shares except to the extent of their pecuniary interests therein. The address of Broadfin Capital, LLC and Mr. Kotler is 300 Park Avenue, 25th Floor, New York, New York 10022, and the address of Broadfin Healthcare Master Fund, Ltd. is 20 Genesis Close, Ansbacher House, Second Floor, PO Box 1344, Grand Cayman KY1-1108, Cayman Islands.
(5)	Based on information disclosed in the Schedule 13G/A filed by FMR LLC and Abigail P. Johnson with the SEC on February 12, 2016. FMR LLC has the sole power to dispose or direct the disposition of all of such shares and the sole power to vote or direct the vote of 500 of such shares. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co.”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co. carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.
(6)	Based on information disclosed in the Schedule 13G filed with the SEC on February 12, 2016. Perceptive Advisors LLC and Joseph Edelman share voting and dispositive power with respect to the shares. Mr. Edelman is the managing member of Perceptive Advisors LLC. The address of Perceptive Advisors LLC and Mr. Edelmen is 499 Park Avenue, 25th Floor, New York, New York 10022.
(7)	Includes (a) 3,325,148 shares of our common stock held by City Hill Venture Partners I, LLC, with respect to which Dr. Lim has sole voting and investment control, and (b) 291,666 shares underlying options held by Dr. Lim and exercisable within 60 days following February 29, 2016.
(8)	Includes 216,873 shares underlying options held by Mr. Hornby and exercisable within 60 days following February 29, 2016.
(9)	Includes 122,458 shares underlying options held by Dr. Chacko and exercisable within 60 days following February 29, 2016.
(10)	Represents 58,333 shares underlying options held by Dr. Multani and exercisable within 60 days following February 29, 2016.
(11)	Represents 122,133 shares underlying options held by Mr. Onaitis and exercisable within 60 days following February 29, 2016.
(12)	Includes 17,333 shares underlying options held by Dr. Bristol and exercisable within 60 days following February 29, 2016.
(13)	Includes 33,943 shares underlying options held by Mr. Casdin and exercisable within 60 days following February 29, 2016. Also includes 574,464 shares held by Reneo Capital SPV I LP. Mr. Casdin is the Managing Member of Reneo GP, LLC, which is the General Partner of Reneo Capital SPV I LP. Mr. Casdin disclaims beneficial ownership of the shares held by Reneo Capital SPV I LP except to the extent of his pecuniary interest therein.
(14)	Represents 33,943 shares underlying options held by Dr. Dreismann and exercisable within 60 days following February 29, 2016.
(15)	Represents 26,776 shares underlying options held by Dr. Freddo and exercisable within 60 days following February 29, 2016.
(16)	Includes 1,006,749 shares underlying options exercisable within 60 days following February 29, 2016.

Equity Compensation Plans

Information about our equity compensation plans is incorporated by reference to Item 11 of Part III of this Annual Report on Form 10-K.

Item 13. Certain Relationships, Related Transactions and Director Independence

Except as described below and except for compensation for employment or services provided in other roles, the following is a description of transactions since January 1, 2015 to which we are or were a party in which the amount involved exceeds $120,000, and in which any of our current directors, executive officers, holders of more than 5% of any class of our voting securities or any of their respective affiliates or immediate family members, had, or will have, a direct or indirect material interest.

We also describe below certain other transactions with our directors, executive officers and stockholders. Pursuant to the written charter of our audit committee, the audit committee is responsible for reviewing and approving all transactions in which we are a participant and in which any parties related to us, including our executive officers, our directors, beneficial owners of more than 5% of our securities, immediate family members of the foregoing persons and any other persons whom our board of directors determines may be considered related parties under Item 404 of Regulation S-K, has or will have a direct or indirect material interest. All of the transactions described in this section that were consummated prior to February 28, 2014 occurred prior to the formation of our audit committee and the adoption of our audit committee charter.

Asset Acquisition

In March 2015, under the terms of an asset purchase agreement Cephalon, an indirect wholly owned subsidiary of Teva, we acquired certain assets relating to four oncology development programs. As consideration under the asset purchase agreement, we issued to Cephalon 1,500,000 unregistered shares of our common stock and assumed certain other third-party royalty obligations. Concurrent with the asset purchase agreement with Cephalon, we issued and sold 4,158,750 shares of common stock at a price of $10.00 per share in a registered direct offering. Cephalon purchased 1,500,000 shares in the registered direct offering.

In connection with the asset purchase agreement, we entered into a registration rights agreement with Cephalon pursuant to which we agreed to register the shares of our common stock held by Cephalon. We filed a registration statement with the SEC relating to such shares, and the SEC has declared the registration statement effective.

Registered Direct Offering

On March 17, 2015, we issued an aggregate of 4,158,750 shares of our common stock in a registered direct offering at a purchase price per share of $10.00 per share. Reneo Capital SPV I LP purchased 408,750 of these shares, for an aggregate purchase price of $4,087,500. Alexander Casdin, a member of our board of directors, is the Managing Member of Reneo GP, LLC, which is the General Partner of Reneo Capital SPV I LP.

License Agreement

In November 2015, under the terms of a license, development and commercialization agreement with Lilly, pursuant to which we received exclusive, global rights to develop and commercialize pharmaceutical products under certain licensed technology, we issued, as partial consideration under such agreement, 1,213,000 unregistered shares of common stock in a private placement. Also in November 2015, concurrent with our license, development and commercialization agreement with Lilly, we issued to Lilly in a private placement 1,500,000 unregistered shares of common stock at a price of $20.00 per share.

We also entered into a registration rights agreement with Lilly pursuant to which we agreed to register the resale of the shares of the Company’s common stock held by Lilly.

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

Item 14. Principal Accounting Fees and Services

The following table represents aggregate fees for professional audit services rendered by our independent registered public accounting firm, Mayer Hoffman McCann P.C., related to the fiscal years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Audit Fees(1)	$161,894	$161,034
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

	$161,894	$161,034

(1)	Audit fees consist of fees and out-of-pocket expenses whether or not yet invoiced for professional services provided in connection with the audit of our annual financial statements, review of our quarterly financial statements, due diligence procedures to support comfort and/or consent letters in connection with our public offerings and the resale registration statements relating to our private placements of common stock, and related services that are normally provided in connection with statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Our audit committee has established a policy that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the audit committee. Prior to February 28, 2014, when our audit committee was formed, our full board of directors had responsibility for the activities that were delegated to the audit committee. All audit and permissible non-audit services were pre-approved by our audit committee or board of directors in accordance with this policy during the fiscal years ended December 31, 2015 and 2014. These services may include audit services, audit-related services, tax services and other services. The audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

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

IGNYTA, INC.

Date: March 14, 2016	By:	/s/ Jonathan E. Lim, M.D.
Jonathan E. Lim, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan E. Lim, M.D. Jonathan E. Lim, M.D.	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 14, 2016

/s/ Jacob Chacko, M.D. Jacob Chacko, M.D.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2016

/s/ Alexander Casdin Alexander Casdin	Director	March 14, 2016

/s/ Heinrich Dreismann, Ph.D. Heinrich Dreismann, Ph.D.	Director	March 14, 2016

/s/ James Freddo, M.D. James Freddo, M.D.	Director	March 14, 2016

/s/ James Bristol, Ph.D. James Bristol, Ph.D.	Director	March 14, 2016

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated May 7, 2013, by and between Ignyta, Inc. and Actagene Oncology, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

2.2	Agreement and Plan of Merger and Reorganization, dated October 31, 2013, by and among Ignyta, Inc. (then known as Infinity Oil & Gas Company), IGAS Acquisition Corp., and Ignyta, Inc. (then known as Ignyta Operating, Inc.) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

2.3	Agreement and Plan of Merger, dated June 12, 2014, by and among Ignyta, Inc. (then known as Ignyta Operating, Inc.), and its parent entity Ignyta, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

3.1	Second Amended and Restated Certificate of Incorporation of Ignyta, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

3.2	Amended and Restated Bylaws of Ignyta, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

4.2	Warrant to Purchase Stock, issued to Silicon Valley Bank on June 25, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

4.3	Warrant to Purchase Stock, issued to Silicon Valley Bank on February 27, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

4.4	Warrant to Purchase Common Stock, dated November 6, 2013, issued to Nerviano Medical Sciences S.r.l. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2013).

4.5	Warrant to Purchase Stock, issued to Silicon Valley Bank on September 30, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2014).

4.6	Warrant to Purchase Stock, issued to Life Science Loans, LLC on September 30, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2014).

4.7	Warrant to Purchase Stock, issued to Silicon Valley Bank on September 30, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2015).

4.8	Warrant to Purchase Stock, issued to Life Science Loans, LLC on September 30, 2015 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2015).

10.1#	Ignyta, Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

10.2#	Amendment No. 1 to the Ignyta, Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2013).

10.3#	Form of Stock Option Award Agreement under the Ignyta, Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

10.4#	Form of Restricted Stock Award Agreement under the Ignyta, Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

10.5#	Ignyta, Inc. Employment Inducement Incentive Award Plan and form of stock option agreement thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014).

10.6#	Ignyta, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

Exhibit Number	Description of Exhibit

10.7#	Form of Stock Option Agreement under the Ignyta, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

10.8#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award under the Ignyta, Inc. 2014 Incentive Award Plan. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2015).

10.9#	Ignyta, Inc. 2015 Employment Inducement Incentive Award Plan and form of stock option agreement thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2015).

10.10	License Agreement, dated October 10, 2013, by and between Ignyta, Inc. (then known as Ignyta Operating, Inc.) and Nerviano Medical Sciences, S.r.l., as amended by that certain Amendment No. 1 to License Agreement, dated October 25, 2013, by and between Ignyta, Inc. and Nerviano Medical Sciences, S.r.l. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013) (portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the SEC).

10.11	Amendment No. 2 to License Agreement, dated December 12, 2014 by and between Ignyta, Inc. and Nerviano Medical Sciences, S.r.l. (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K filed with the SEC on February 17, 2015) (portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the SEC),

10.12	Lease, dated February 19, 2013, by and between Ignyta, Inc. and BMR-Coast 9 LP (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

10.13	Third Amendment to Lease between Ignyta, Inc. and BMR-Coast 9 LP dated April 18, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2014).

10.14	Fifth Amendment to Lease dated October 16, 2015, between Ignyta, Inc. and BMR-Coast 9 LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.15	Lease dated October 16, 2015, between Ignyta, Inc. and BMR-Axiom LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.16	Asset Purchase Agreement, dated March 17, 2015, by and between Ignyta, Inc. and Cephalon, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015).

10.17	Registration Rights Agreement, dated March 17, 2015, by and between Ignyta, Inc. and Cephalon, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015).

10.18	Form of Subscription Agreement dated March 17, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015).

10.19	Collaboration Agreement dated November 3, 2006, as amended April 17, 2009, by and between Ignyta, Inc., as successor-in-interest to Cephalon, Inc., and Daiichi Sankyo Company Limited, as successor-in-interest to Ambit Biosciences Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2015) (portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the SEC).

10.20	License Agreement dated January 20, 2014, by and between Ignyta, Inc., as successor-in-interest to Teva Branded Pharmaceutical Products R&D, Inc., and Cancer Research Technology Limited (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2015) (portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the SEC).

10.21	License, Development and Commercialization Agreement, dated November 6, 2015, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on December 23, 2015) (portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the SEC).

10.22	Stock Purchase Agreement, dated November 6, 2015, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on December 23, 2015).

Exhibit Number	Description of Exhibit

10.23	Registration Rights Agreement, dated November 6, 2015, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on December 23, 2015).

10.24	Controlled Equity OfferingSM Sales Agreement dated as of December 23, 2015 by and between Ignyta, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 23, 2015).

10.25#	Form of Indemnification Agreement by and between Ignyta, Inc. and each of its current directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

10.26#	Ignyta, Inc. Severance and Change in Control Severance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2013).

10.27	License Agreement, dated August 4, 2014, by and between Ignyta, Inc. and Nerviano Medical Sciences, S.r.l. (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Quarterly Report on Form
10-Q filed with the SEC on January 30, 2015) (portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the SEC).

10.28	Second Amended and Restated Loan and Security Agreement, dated September 30, 2014, between Ignyta, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2014).

10.29	First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of June 5, 2015, between Ignyta, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2015).

23.1*	Consent of Mayer Hoffmann McCann P.C.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.

IGNYTA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ignyta, Inc.

San Diego, California

We have audited the accompanying balance sheets of Ignyta, Inc. as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ignyta, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

San Diego, CA
March 14, 2016

Ignyta, Inc.

Balance Sheets

(In thousands, except share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$46,383	$6,346
Short-term investment securities	85,420	63,201
Prepaid expenses and other current assets	4,405	1,732

Total current assets	136,208	71,279
Long-term investment securities	40,346	7,087
Property and equipment, net	18,764	6,281
Other assets	830	659

Total assets	$196,148	$85,306

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,828	$977
Accrued expenses and other liabilities	13,860	4,930
Note payable, current portion	6,889	1,400
Lease payable, current portion	181	172

Total current liabilities	24,758	7,479
Note payable, net of current portion and discount	23,241	18,830
Lease payable, net of current portion	164	344
Other long-term liabilities	12,000	2,704

Total liabilities	60,163	29,357
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par; 150,000,000 shares authorized; 32,339,081 and 19,584,769 shares issued and outstanding at December 31, 2015 and 2014, respectively	3	2
Additional paid-in capital	284,252	111,563
Accumulated deficit	(148,021)	(55,563)
Accumulated other comprehensive loss	(249)	(53)

Total stockholders’ equity	135,985	55,949

Total liabilities and stockholders’ equity	$196,148	$85,306

The accompanying notes are an integral part of these financial statements.

Ignyta, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Revenue	$—	$150	$—
Operating expenses:
Research and development	73,511	30,505	10,171
General and administrative	17,069	9,506	3,733

Total operating expenses	90,580	40,011	13,904

Loss from operations	(90,580)	(39,861)	(13,904)
Other income (expense):
Interest expense	(2,593)	(1,362)	(205)
Other income (expense)	715	1,233	(105)

Total other income (expense)	(1,878)	(129)	(310)

Net loss	$(92,458)	$(39,990)	$(14,214)

Net loss per share:
Net loss per common share - basic and diluted	$(3.44)	$(2.18)	$(3.83)

Weighted-average shares	26,854	18,328	3,712

Comprehensive loss:
Net loss	$(92,458)	$(39,990)	$(14,214)
Unrealized loss on available-for-sale investment securities	(196)	(53)	—

Comprehensive loss	$(92,654)	$(40,043)	$(14,214)

The accompanying notes are an integral part of these financial statements.

Ignyta, Inc.

Statements of Stockholders’ Equity

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated comprehensive Loss	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2012	653,334	$—	$5,920	$(1,359)	$—	$4,561

Conversion of preferred stock in reverse merger	2,675,678	—	—	—	—	—
Restricted shares issued in merger	1,583,336	—	6	—	—	6
Common stock offering, net	9,010,238	1	51,013	—	—	51,014
Exercise of stock options	12,290	—	3	—	—	3
Issuance of warrants to lender	—	—	48	—	—	48
Stock-based compensation	—	—	370	—	—	370
Net loss	—	—	—	(14,214)	—	(14,214)

Balance at December 31, 2013	13,934,876	1	57,360	(15,573)	—	41,788

Common stock offering, net	6,031,750	1	51,581	—	—	51,582
Exercise of stock options	18,143	—	7	—	—	7
Repurchase of unvested restricted stock	(400,000)	—	(1)	—	—	(1)
Reclassification of warrant from liability	—	—	125	—	—	125
Issuance of warrants to lender	—	—	208	—	—	208
Stock-based compensation	—	—	2,283	—	—	2,283
Net loss	—	—	—	(39,990)	—	(39,990)
Unrealized loss on investment securities	—	—	—	—	(53)	(53)

Balance at December 31, 2014	19,584,769	2	111,563	(55,563)	(53)	55,949

Common stock offering, net	9,944,464	1	141,588	—	—	141,589
Other issuances of common stock	2,713,000	—	25,296	—	—	25,296
Exercise of stock options	74,529	—	391	—	—	391
Net exercise of warrants	22,319	—	—	—	—	—
Issuance of warrants to lender	—	—	69	—	—	69
Stock-based compensation	—	—	5,345	—	—	5,345
Net loss	—	—	—	(92,458)	—	(92,458)
Unrealized loss on investment securities	—	—	—	—	(196)	(196)

Balance at December 31, 2015	32,339,081	$3	$284,252	$(148,021)	$(249)	$135,985

The accompanying notes are an integral part of these financial statements.

Ignyta, Inc.

Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(92,458)	$(39,990)	$(14,214)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development charge associated with asset acquisition	11,880	—	—
Issuance of common stock for technology	13,416	—	—
Stock-based compensation	5,345	2,283	370
Depreciation and amortization of property and equipment	2,037	528	112
Accretion and amortization of investment securities	1,358	887	—
Amortization of non-cash financing costs	538	368	153
Other	2	—	153
Change in operating assets and liabilities :
Prepaid expenses and other assets	(2,700)	(801)	(673)
Accounts payable	2,856	164	520
Accrued expenses and other liabilities	6,926	4,073	504

Net cash used in operating activities	(50,800)	(32,488)	(13,075)

Cash flows from investing activities
Purchases of investment securities	(148,111)	(89,286)	—
Maturities and sales of investment securities	90,662	18,058	—
Purchases of property and equipment	(3,522)	(3,117)	(688)
Proceeds from sale of equipment	—	16	10

Net cash used in investing activities	(60,971)	(74,329)	(678)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	141,589	51,582	51,014
Proceeds from issuance of notes payable	10,000	21,000	11,000
Proceeds from exercise of stock options	391	7	3
Repayments under note and capital lease obligations	(172)	(10,023)	(1,500)
Payment of deferred financing costs	—	(1,050)	—
Other	—	(157)	8

Net cash provided by financing activities	151,808	61,359	60,525

Net increase (decrease) in cash and cash equivalents	40,037	(45,458)	46,772
Cash and cash equivalents at beginning of period	6,346	51,804	5,032

Cash and cash equivalents at end of period	$46,383	$6,346	$51,804

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,528	$1,884	$51

Non-cash financing activity:
Capitalized costs associated with leased building (Note 5)	$11,000	$—	$—

Final loan fee and warrant issuance recorded as debt discount	$369	$838	$1,078

Unrealized loss on available-for-sale investment securities	$196	$53	$—

Leasehold improvements paid by lessor	$—	$2,342	$—

Assets acquired under capital leases	$—	$538	$—

Warrant reclassified to equity due to removal of anti-dilution provision	$—	$125	$—

The accompanying notes are an integral part of these financial statements.

Ignyta, Inc.

Notes to Financial Statements

1. ORGANIZATION

Organization and Nature of Operations

Ignyta, Inc. (“Ignyta” or the “Company”) is incorporated in the state of Delaware and was founded in 2011 (with the name “NexDx, Inc.”). The Company changed its name to “Ignyta, Inc.” on October 8, 2012. The Company is a precision oncology biotechnology company. Its goal is not just to shrinking tumors, but to eradicate residual disease – the source of cancer relapse and recurrence – in precisely defined patient populations. The Company is pursuing an integrated therapeutic (Rx) and companion diagnostic (Dx) strategy for treating cancer patients. Its Rx efforts are focused on discovering, in-licensing or acquiring, then developing and commercializing molecularly targeted therapies that, sequentially or in combination, are foundational for eradicating residual disease. Its Dx efforts aim to pair these product candidates with biomarker-based companion diagnostics that are designed to precisely identify, at the molecular level, the patients who are most likely to benefit from the therapies it develops.

On October 31, 2013, the Company merged with and into IGAS Acquisition Corp., a wholly owned subsidiary of Ignyta, Inc., a Nevada corporation previously named “Infinity Oil & Gas Company” (“Parent”), formerly a “shell company” under applicable rules of the Securities and Exchange Commission (the “SEC”). The Company changed its name to Ignyta Operating, Inc. in connection with this merger, and it survived the merger as a wholly owned subsidiary of Parent. In the merger, Parent acquired the business of the Company and continued the business operations of the Company. The merger was accounted for as a reverse merger and recapitalization, with the Company as the acquirer and Parent as the acquired company for financial reporting purposes. As a result, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of the Company and are recorded at the historical cost basis of the Company, and the financial statements after completion of the merger will include the assets and liabilities of Parent and the Company, the historical operations of the Company and the operations of the combined enterprise of Parent and the Company from and after the closing date of the merger. On June 12, 2014, Parent merged with and into the Company, with the Company surviving the merger and changing its name to “Ignyta, Inc.” (the “Reincorporation Merger”). This Reincorporation Merger had no material impact on the accounting of the Company.

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

Liquidity

The Company had negative cash flow from operations of approximately $50.8 million during 2015 and, as of December 31, 2015, had an accumulated deficit of approximately $148.0 million. The Company is focused primarily on its development programs, and management believes such activities will result in the continued incurrence of significant research and development and other expenses related to those programs. The Company expects that it will need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products. If the clinical trials for any of the Company’s products fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of its product candidates, if approved, fails to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash on hand and through additional financing from existing and prospective investors. The Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or to its stockholders.

As of December 31, 2015, the Company had cash, cash equivalents and available-for-sale securities totaling $172.1 million. While the Company expects that its existing cash, cash equivalents and available-for-sale securities will enable it to fund its operations and capital expenditure requirements for at least the next twelve months, having insufficient funds may require the Company to delay, reduce, limit or terminate some or all of its development programs or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market on its own. Failure to obtain adequate financing could eventually adversely affect the Company’s ability to operate as a going concern. If the Company raises additional funds from the issuance of equity securities, substantial dilution to its existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict its ability to operate its business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Significant estimates used in preparing the financial statements include those assumed in estimating expenses for the Company’s pre-clinical studies and clinical trials, computing the valuation allowance on deferred tax assets, calculating stock-based compensation expense and for determining the value of leased property during the construction period for which the Company has been deemed the accounting owner. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents primarily represent amounts invested in money market funds whose cost equals market value.

Investment Securities

Investment securities consist of government and government agency obligations, corporate notes and bonds and commercial paper. The Company classifies its investment securities as available-for-sale at the time of purchase. All investment securities are recorded at estimated fair value. Unrealized gains and losses for available-for-sale investment securities are included in accumulated other comprehensive income or loss, a component of stockholders’ equity.

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

The Company reports its available-for-sale securities at their estimated fair values based on quoted market prices for identical or similar instruments. The book values of cash and cash equivalents, prepaid expenses and other assets, accounts payable, accrued expenses, notes payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these items.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which generally range from three to seven years, or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. To date, the Company has not experienced any impairment losses on its property and equipment.

The Company establishes assets and corresponding financing liabilities for the construction costs incurred under build-to-suit lease arrangements when it is determined that the Company takes construction risks during the construction period and is deemed the accounting owner of the property during construction. At the end of the construction period, the Company assesses whether the arrangement qualifies for sales recognition under the sale-leaseback accounting guidance in ASC 840.

Clinical Trial and Pre-Clinical Study Accruals

The Company makes estimates of accrued expenses as of each balance sheet date in its financial statements based on the facts and circumstances known to it at that time. Accrued expenses for pre-clinical studies and clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by contract research organizations, clinical trial investigational sites, and other related vendors. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of milestones. In accruing service fees, management estimates the time period over which services will be performed and the level of effort to be expended in each period. If possible, the Company obtains information regarding unbilled services directly from these service providers. However, the Company may be required to estimate these services based on other information available to it. If the Company underestimates or overestimates the activity or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in the Company’s accruals.

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

The Company follows the accounting guidance on accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities based on the technical merits of the position.

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

Comprehensive Income

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on available-for-sale investments, are reported net of their related tax effect, to arrive at comprehensive income (loss).

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

The calculations of net loss per share excluded potentially dilutive securities (consisting of outstanding options, warrants, restricted stock and restricted stock units) of approximately 5.4 million and 3.1 million shares as of December 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

In January 2016, the FASB issued an accounting standard update, or ASU, which addresses certain aspects of recognition, measurement, presentation and disclosure of certain assets and liabilities in financial statements. This guidance will be effective in the first quarter of fiscal year 2018 and early adoption is not permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements.

In November 2015, the FASB issued an ASU which requires that deferred tax assets and liabilities be classified as noncurrent rather than being separated into current and noncurrent components. This new guidance will be effective in the first quarter of fiscal 2017. This guidance is not expected to have a material impact on our financial statements.

In April 2015, the FASB issued an accounting standard update which requires presentation of debt issuance costs as a direct deduction from the carrying amount of a recognized debt liability on the balance sheet, consistent with the treatment of debt discounts. The update does not change the guidance on the recognition and measurement of debt issuance costs. The Company intends to adopt this guidance at the beginning of its first quarter of fiscal year 2016. At the time of adoption, the Company will reclassify debt issuance costs to a liability as a direct deduction from the carrying value of the debt, consistent with the presentation of a debt discount. The adoption of this update is not expected to have a material impact on the Company’s financial statements.

In August 2014, the FASB issued an ASU that requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The Company intends to adopt this guidance at the beginning of its first quarter of fiscal year 2016. Since this guidance is primarily around certain disclosures in the financial statements, the Company anticipates no impact on its financial position or results of operations.

In May 2014, the FASB issued an ASU that supersedes or replaces nearly all revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. Companies may use either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is evaluating which transition approach to use and its impact, if any, on its financial statements. This ASU is effective for the fiscal year beginning January 1, 2019, and early adoption is not permitted.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These changes had no impact on the Company’s total assets or reported net loss.

3. INVESTMENT SECURITIES

The following tables summarize the available-for-sale investments held by the Company as of the dates below (in thousands):

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
Commercial paper, short-term	$7,992	$—	$—	$7,992
Corporate debt securities, short-term	70,505	1	(80)	70,426
Corporate debt securities, long-term	24,454	2	(100)	24,356
U.S. government and agency obligations, short-term	7,009	—	(7)	7,002
U.S. government and agency obligations, long-term	16,055	—	(65)	15,990

Total	$126,015	$3	$(252)	$125,766

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
Commercial paper, short-term	$3,896	$—	$—	$3,896
Corporate debt securities, short-term	59,343	—	(38)	59,305
Corporate debt securities, long-term	7,102	—	(15)	7,087

Total	$70,341	$—	$(53)	$70,288

None of the Company’s available-for-sale investment securities held at December 31, 2015 had maturity dates of more than 24 months. The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Investment securities classified as short-term investments have maturity dates of less than one year from the balance sheet date, while securities classified as long-term investments have maturity dates of greater than one year from the balance sheet date. The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in investment income.

None of the Company’s available-for-sale investment securities were in a material unrealized loss position at December 31, 2015. The Company reviewed its investment holdings as of December 31, 2015 and determined that its unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that no securities have been in an unrealized loss position for twelve months or more. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale securities. The Company has not realized any significant gains or losses on sales of available-for-sale investment securities during any of the periods presented.

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

The fair value of cash, cash equivalents and available-for-sale investment securities were as follows (in thousands):

	As of December 31, 2015				As of December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$46,383	$—	$—	$46,383	$6,346	$—	$—	$6,346
Short-term investments:
Commercial paper	—	7,992	—	7,992	—	3,896	—	3,896
Corporate debt securities	—	70,426	—	70,426	—	59,305	—	59,305
U.S. government and U.S. government agency obligations	7,002	—	—	7,002	—	—	—	—

Total short-term investments	7,002	78,418	—	85,420	—	63,201	—	63,201
Long-term investments:
Corporate debt securities	—	24,356	—	24,356	—	7,087	—	7,087
U.S. government and U.S. government agency obligations	15,990	—	—	15,990	—	—	—	—

Total long-term investments	15,990	24,356	—	40,346	—	7,087	—	7,087

Total assets measured at fair value	$69,375	$102,774	$—	$172,149	$6,346	$70,288	$—	$76,634

5. BALANCE SHEET DETAILS

Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31, 2015	As of December 31, 2014
Manufacturing and lab equipment	$6,941	$3,838
Leasehold improvements	2,349	2,327
Computer and office equipment	1,145	750
Construction in process (see below)	11,000	—

Property and equipment at cost	21,435	6,915
Less accumulated depreciation and amortization	(2,671)	(634)

Property and equipment, net	$18,764	$6,281

Lab equipment includes assets with an acquisition value of $636,000 (net of accumulated depreciation of $144,000 and $17,000 in 2015 and 2014, respectively) which were acquired under leases accounted for as capital leases. Depreciation expense for this equipment totaled approximately $127,000 and $17,000 for 2015 and 2014, respectively.

Accrued Expenses and Other Current Liabilities

The following table summarizes major classes of accrued expenses and other current liabilities (in thousands):

	As of December 31, 2015	As of December 31, 2014
Contracted clinical trial services fees and related costs	$5,766	$1,971
Research and development services	1,763	355
Personnel and related costs	3,844	1,828
Other liabilities	2,487	776

Total	$13,860	$4,930

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	As of December 31, 2015	As of December 31, 2014
Deferred rent, net of current portion	$70	$2,074
Final loan fee obligation to lender (see note 6)	930	630
Leased facility financing obligation (see below)	11,000	—

Total	$12,000	$2,704

Construction in Process and Leased Facility Financing Obligation

In October 2015, the Company entered into an agreement for the lease of 95,146 square feet of laboratory and office space on a build-to-suit basis for its new headquarters location in San Diego, California. The Company will incur costs to build out the leased space to its specifications, subject to a tenant improvement (“TI”) allowance from the landlord. The buildings that house the leased space are currently undergoing a significant structural renovation which is expected to be completed during October 2016, at which time the Company will occupy this space.

Based on the terms of the lease agreement and applicable accounting rules, the Company was determined to bear substantially all of the construction-related risks during the construction period and was deemed the owner of the building for accounting purposes during the construction period. As a result, the Company’s balance sheet at December 31, 2015 includes a fixed asset (construction in process) and a corresponding leased facility financing obligation reflecting the estimated fair value of this facility at lease inception (of $10.9 million) and the accumulated build out costs incurred subsequent to the inception of the lease. The fair value measurement of the building is categorized within Level 3 of the fair value hierarchy. Upon completion of construction, the Company will occupy the buildings and finalize an assessment of the sale-leaseback criteria to determine whether it will de-recognize both the building assets and the corresponding liability.

6. NOTE PAYABLE

The Company has incurred $31.0 million of indebtedness under its amended and restated loan and security agreement with Silicon Valley Bank (“SVB”). The Company is required to pay interest on the borrowings under this agreement at a fixed, per-annum rate of interest of 8.6% on a monthly basis through April 30, 2016. The loan principal will be repaid in 36 equal monthly payments commencing in May 2016, such that the loan will be fully paid by April 2019. The Company will also owe the lender a final payment of $930,000 at loan maturity. This final payment is presented as a debt discount which is being amortized to interest expense over the term of the loan. The Company may elect to prepay all amounts owed prior to the maturity date, provided that a prepayment fee equal to 1.0% of the amount prepaid is also paid.

Future minimum principal payments under the Company’s note payable are as follows (in thousands):

Year ending December 31,	Minimum Payments
2016	$6,889
2017	10,333
2018	10,333
2019	3,445

Total	$31,000

In connection with this agreement, the Company issued to SVB and its affiliate warrants to purchase an aggregate of 53,281 shares of its common stock. The fair value of these warrants has been recorded as a debt discount and is being amortized to interest expense over the term of the loan agreement.

Under the terms of its loan agreement with SVB, the Company is bound by certain affirmative and negative covenants setting forth actions that it must and must not take during the term thereof. Upon the occurrence of an event of default, subject to cure periods for certain events of default, all amounts owed by the Company thereunder shall begin to bear interest at a rate of 11.6% and may be declared immediately due and payable by SVB. The Company has granted SVB a security interest in substantially all of its personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed to SVB under this agreement. The Company has also agreed not to encumber any of its intellectual property without SVB’s written consent.

7. ASSET ACQUISITION

On March 17, 2015, under the terms of an asset purchase agreement with Cephalon, Inc. (“Cephalon”), an indirect wholly owned subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”), the Company acquired certain assets relating to four oncology development programs. The development programs that were purchased from Teva include:

•	RXDX-105, an orally available, small molecule multikinase inhibitor with potent activity against such targets as RET and BRAF that is currently in a Phase 1/1b dose escalation clinical trial;

•	RXDX-107, a new chemical entity comprising an alkyl ester of bendamustine encapsulated in human serum albumin (HSA) to form nanoparticles that is in a Phase 1/1b dose escalation clinical trial;

•	RXDX-106, a small molecule, pseudo-irreversible inhibitor of Tyro-3, Axl, Mer (TAM) and cMET that is in late preclinical development; and

•	RXDX-108, a small molecule inhibitor of the atypical kinase PKCiota that is in preclinical studies. The Company also acquired rights to certain next generation PKCiota inhibitors in addition to the lead compound.

Under the asset purchase agreement, the Company acquired Cephalon’s right, title and interest in and to certain intellectual property, compounds, products, contracts, records, data and development supplies related to these programs (the “Purchased Assets”), and assumed certain related commitments. The Company did not acquire any marketable products, established customer or employee bases, or any established business, management, operational or resource management processes. Accordingly, the Company recorded this transaction as an asset purchase as opposed to a business combination. As consideration for the Purchased Assets, the Company issued to Cephalon 1,500,000 unregistered shares of the Company’s common stock and assumed certain other third-party royalty obligations (see Note 8).

The acquired assets are in various stages of drug development, ranging from preclinical stage to Phase 1 clinical trials. As such, the development plans are still being formulated and are as yet incomplete. Effective February 2016, the Company ceased all development activities relating to its RXDX-107 and RXDX-108 programs. The Company will be conducting further preclinical studies and making continued assessments of potential and actual clinical development plans related to the RXDX-105 and RXDX-106 compounds. As the success of the Company’s commercialization of these acquired compounds remains uncertain and the assets in question have no alternative future uses, the Company recorded an in-process research and development charge of approximately $11.9 million during the first quarter of 2015 based on the value of the net assets exchanged for the Purchased Assets.

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

Taladegib

On November 6, 2015, the Company entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”) under which the Company received exclusive, global rights to develop and commercialize pharmaceutical products under the licensed technology (“Licensed Products”), including Lilly’s product candidate taladegib. Taladegib is an orally bioavailable, small molecule hedgehog/smoothened antagonist that has achieved clinical proof of concept and a recommended Phase 2 dose in a Phase 1 dose escalation trial. The Company granted back to Lilly an exclusive license to develop and commercialize pharmaceutical products comprising taladegib in combination with certain other molecules (“Combination Products”). The Company also licensed the exclusive worldwide rights to the topical formulation of taladegib, which is a late preclinical development program for the potential treatment of patients with superficial and nodular basal cell carcinoma. In February 2016, the Company ceased all development activities relating to the topical taladegib program. The Company’s rights under the agreement are exclusive for the term of the agreement. Both parties’ rights under the agreement include the right to grant sublicenses. The Company is obligated under the agreement to use commercially reasonable efforts to develop and commercialize Licensed Products, at its expense. Both parties have a right to terminate the agreement if the other party enters bankruptcy, upon an uncured breach by the other party or if the other party challenges its patents relating to the licensed technology.

The terms of the license agreement provided for an up-front payment to Lilly of $2.0 million, plus the issuance to Lilly in a private placement of 1,213,000 shares of the Company’s common stock. The Company recorded a charge of approximately $13.4 million during the fourth quarter of 2015 based on the value of the shares issued for the license from Lilly. The license agreement also requires that the Company makes development and sales milestone payments to Lilly of up to $38.0 million. The Company may elect to pay a portion of such amounts by issuing to Lilly shares of its common stock in a private placement, subject to certain conditions. In addition, a portion of the $30 million in gross proceeds provided to the Company by Lilly in a concurrent private placement of the Company’s common stock to Lilly (see Note 10) has been earmarked for payment of milestone obligations under the license agreement. When and if commercial sales of Licensed Products begin, the Company will be obligated to pay Lilly a mid-single digit royalty of net sales of Licensed Products. When and if commercial sales of Combination Products begin, Lilly will be obligated to pay the Company a mid-single digit royalty of net sales of Combination Products. Both parties’ royalty obligations are subject to standard provisions for royalty offsets to the extent a party is required to obtain any rights from third parties to commercialize the applicable products, or in the event of loss of exclusivity or generic competition.

RXDX-103 and RXDX-104

On August 4, 2014, the Company entered into a second license agreement with NMS, which agreement was amended on August 31, 2015. The agreement grants the Company exclusive global rights to develop and commercialize RXDX-103, as well as a second development program, RXDX-104. Based on preclinical activities relating to RXDX-104, in December 2014, the Company decided to discontinue development of RXDX-104, and the Company will not devote further development resources to this program. Pursuant to the August 2015 amendment, the Company returned all rights to RXDX-104 to NMS in exchange for a right of first refusal to license rights to any RET inhibitor that NMS contemplates licensing to any third party prior to August 31, 2016. In February 2016, the Company ceased all development activities relating to the RXDX-103 program.

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

RXDX-108

In connection with the March 2015 asset acquisition from Cephalon, the Company assumed all rights and obligations under the license agreement dated January 20, 2014, between Teva Branded Pharmaceutical Products R&D, Inc. and Cancer Research Technology Limited (“CRT”). The agreement grants the Company exclusive global rights to develop and commercialize RXDX-108. The Company also received rights to certain other next generation PKCiota inhibitors. In February 2016, the Company notified CRT that it intended to terminate the RXDX-108 drug development program, effective immediately. The Company does not have a unilateral right to terminate the license agreement, but it has engaged CRT in discussions regarding the mutual termination of the license agreement.

9. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office and laboratory space and certain lab equipment under operating leases that expire through 2026. Certain of the facility leases contain periodic rent increases that result in the Company recording deferred rent over the term of these leases. Rental expense under leases was $636,000, $495,000 and $208,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company has also entered into capital lease arrangements for the purchase of certain lab equipment.

The Company’s non-cancellable future minimum annual lease payments under its capital and operating leases for the years ending after December 31, 2015 are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2016	$194	$1,541
2017	167	2,852
2018	—	4,482
2019	—	4,500
2020	—	4,635
Thereafter	—	8,435

Total minimum lease payments	361	$26,445

Less amount representing interest	(16)

Present value of obligations under capital leases	345
Less current portion	(181)

Long-term capital lease obligations	$164

In October 2015, the Company entered into a commercial lease agreement that provides for the Company to lease office and laboratory space in two separate buildings in San Diego, California (Note 5). The lease on this new facility has a ten-year term, which is expected to commence in the fourth quarter of 2016. The lease contains a one-time provision to terminate the lease for all or a portion of the facilities, effective as of the end of the 72nd month after the lease commencement date, subject to the payment of a termination fee defined in the lease agreement.

Clinical Trial Study Agreement Commitments

The Company has entered into agreements with several contract research organizations for clinical studies to be conducted both within and outside the U.S. for its product candidates. The total contracted cost under these arrangements totaled approximately $68.9 million as of December 31, 2015, of which approximately $15.0 million has been incurred to date. These agreements run through various dates, with the longest term expected to run through 2020. These contracts can be terminated at any time with no more than 60 days’ notice, at which point the Company would be obligated to pay for costs incurred though the termination date.

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

Stock Offerings

In November 2015, concurrent with its license agreement with Lilly (see Note 8), the Company issued and sold 1,500,000 shares of its common stock to Lilly for net proceeds of approximately $30.0 million (the transaction costs were negligible). The Company also entered into a registration rights agreement with Lilly pursuant to which the Company agreed to register the resale of the shares of the Company’s common stock held by Lilly. The Company may be liable for liquidated damages if it fails to timely file, obtain effectiveness or maintain the effectiveness of the registration statement.

In June 2015, the Company completed a public stock offering providing for the issuance and sale to investors of an aggregate of 4,285,714 shares of its common stock for net proceeds of approximately $70.1 million (net of transaction costs of $4.9 million).

In March 2015, concurrent with its asset purchase agreement with Cephalon (see Note 7), the Company issued and sold 4,158,750 shares of common stock to Cephalon and several additional investors in a registered direct offering. The net proceeds from this offering totaled approximately $41.4 million (net of transaction costs of $149,000).

In March 2014, the Company completed a public stock offering providing for the issuance and sale to investors of an aggregate of 6,031,750 shares of its common stock for net proceeds of approximately $51.6 million (net of transaction costs of $3.6 million).

In November 2013, the Company issued an aggregate of 9,010,238 shares of common stock to a group of accredited investors in private placements. The shares were sold for net proceeds of $51.0 million (net of transaction costs of $3.0 million).

At-The-Market Issuance Sales Agreement

In December 2015, the Company entered into an “at-the-market” issuance sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company may issue and sell shares of its common stock from time to time, at the Company’s option, through Cantor as its sales agent. The Company is not obligated to make any sales of its common stock under the Sales Agreement, and it may terminate its agreement with Cantor at any time. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. The Company will pay Cantor a commission of 3.0% of the gross proceeds of any such sales. The Company has reserved up to $33.0 million under its shelf registration statement for shares that may be issued under the Sales Agreement. Through December 31, 2015, the Company has not made any sales of shares in connection with this arrangement.

Restricted Stock

The Company issued restricted shares in 2013 and 2011. An aggregate of 10,628 shares associated with restricted stock arrangements were subject to future vesting as of December 31, 2015. The Company’s restricted stock arrangements allow it to repurchase any unvested shares of stock in the event the holder ceases providing services to the Company. No restricted shares were repurchased during fiscal 2015 or 2013. During 2014, the Company repurchased 400,000 restricted shares for $1,440.

Common Stock Warrants

Warrants to purchase an aggregate of 59,356 shares of the Company’s common stock were outstanding at December 31, 2015. These warrants have exercise prices ranging from $3.00 to $8.78 per share, and expire at various dates through September 2022.

Conversion of Preferred Stock

During fiscal 2013, the Company converted all of its then outstanding preferred shares into 2,675,678 shares of common stock.

11. EQUITY AWARDS

Equity Incentive Plans

The Company issues equity awards under its 2015 Employment Inducement Incentive Award Plan (the “2015 Inducement Plan”) and its 2014 Incentive Award Plan (the “2014 Plan”). The 2015 Inducement Plan provides for the issuance of up to 2,000,000 shares, while the 2014 Plan provides for the issuance of up to 3,000,000 shares, plus one additional share for each option share granted under the Company’s 2011 Incentive Award Plan (the “2011 Plan”) that expires, is forfeited or is settled in cash subsequent to June 11, 2014. Both award plans allow for the issuance of equity awards to either employees or non-employees, however awards under the 2015 Inducement Plan may only be made to an employee who meets certain criteria (the award must be made in connection with commencement of employment and such award must be a material inducement to entering into employment). Prior to the adoption of the 2015 Inducement Plan and the 2014 Plan, the Company granted equity awards under the 2014 Employment Inducement Incentive Award Plan and the 2011 Plan. No additional equity grants may be made by the Company under either of these predecessor plans.

A summary of the Company’s equity incentive plan activity and other related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2014	2,991,655	$6.67	9.21	$2,482,181
Granted	2,695,991	11.63
Exercised	(77,477)	5.66
Forfeited	(359,229)	7.74

Balance at December 31, 2015	5,250,940	$9.16	8.83	$24,565,711

Exercisable at December 31, 2015	1,206,105	$6.07	8.05	$8,837,446

As of December 31, 2015, an aggregate of 1,674,558 shares remain available for grant under the Company’s equity incentive plans. Options granted under the Company’s equity incentive plans are exercisable at various dates and will expire no more than ten years from their date of grant. The exercise price of each option to be granted under the 2015 Inducement Plan shall be determined by the administrator of the 2015 Inducement Plan, which is the compensation committee of the Company’s board of directors, and shall not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock on the date of grant and for a term not to exceed five years. The exercise price of each option to be granted under the 2014 Plan shall be determined by the administrator of the 2014 Plan, which is the Company’s board of directors or the compensation committee thereof, and shall not be less than 100% of the fair market value of the Company’s common stock on the date the option is granted.

Fair Value of Equity Awards

The Company utilizes the Black-Scholes option pricing model to value awards under its plans. Key valuation assumptions include:

•	Volatility – this is the measure of the amount by which a financial variable, such as a share price, has or is expected to fluctuate during a period. The Company considered the historical volatility of peer companies and business/ economic considerations in order to estimate expected volatility (as the Company has not been publicly traded for a significant period).

•	Risk-Free Interest Rate – this is the U.S. Treasury rate for the day of each option grant during the quarter having a term that most closely resembles the expected life of the option.

•	Dividend Yield – the Company has never declared or paid dividends on common stock and has no plans to do so.

•	Expected Life of the Option Term – this is the period of time that the options granted are expected to remain unexercised. Options granted during the period have a maximum contractual term of ten years. The Company estimates the expected life of the option term for employee option grants based on the simplified method (as defined in Staff Accounting Bulletin 110). For non-employee option grants, this is the remaining contractual term of the option.

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company assesses the forfeiture rate on an annual basis and revises the rate when deemed necessary.

The weighted average assumptions used to estimate the fair value of stock option grants were as follows:

	Year ended December 31,
	2015	2014	2013
Volatility	69%	65%	59%
Expected life of option	6.2 years	6.0 years	6.6 years
Risk free interest rate	1.7%	1.8%	2.0%
Dividend yield	—%	—%	—%

The estimated weighted-average fair value of stock options granted during fiscal 2015, 2014 and 2013 was $7.25, $4.72 and $2.63 per share, respectively.

Restricted Stock Units

In 2015, the Company issued 90,000 restricted stock units (“RSUs”) to employees with vesting to occur on either the fourth or fifth anniversary of the grant date. All of these RSUs were outstanding and subject to future vesting as of December 31, 2015.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for all equity awards to employees and non-employees during the periods presented (in thousands):

	Year ended December 31,
	2015	2014	2013
Included in research and development	$2,576	$896	$240
Included in general and administrative	2,769	1,387	130

Total	$5,345	$2,283	$370

Unrecognized stock-based compensation expense related to unvested awards granted under the Company’s equity incentive plans totaled $23.0 million as of December 31, 2015, and is expected to be recognized over a weighted-average period of 3.2 years.

12. INCOME TAXES

The Company is subject to taxes in the United States as well as certain state tax jurisdictions. The Company is not currently under examination by any federal or state jurisdictions. The tax years from 2011 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject.

A reconciliation of the statutory federal income tax provision to the actual income tax provision is as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Expected income tax benefit at federal statutory rate	$(31,436)	$(13,597)	$(4,832)
State income tax benefit, net of federal benefit	(5,438)	(2,245)	(758)
Research credits	(1,854)	(1,118)	(204)
Intangible related to asset acquisition	(1,247)	—	—
Uncertain tax positions	1,386	—	—
Other	13	162	362
Change in valuation allowance	38,576	16,798	5,432

Income tax expense (benefit)	$—	$—	$—

The following table summarizes the changes in the amount of the Company’s unrecognized tax benefits (in thousands):

	Year ended December 31,
	2015	2014	2013
Beginning balance	$—	$—	$—
Increase (decrease) for prior year tax positions	2,100	—	—
Increase (decrease) for current year tax positions	—	—	—

Total unrecognized tax benefits	$2,100	$—	$—

Included in the balance of unrecognized tax benefits at December 31, 2015 is $2.1 million that, if recognized, would not impact our income tax benefit or effective tax rate as long as our deferred tax asset remains subject to a full valuation allowance. We do not expect any significant increases or decreases to our unrecognized tax benefits within the next 12 months.

As of December 31, 2015 and 2014, a non-current deferred tax asset of approximately $62.6 million and $23.9 million, respectively, had been recognized for the temporary differences primarily related to federal and state net operating losses and research and development credits. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance.

The following summarizes the significant components of the Company’s deferred tax assets (in thousands):

	December 31,
	2015	2014
Net operating loss carryforwards	$35,131	$13,091
Tax credit carryforwards	3,224	1,361
Stock-based compensation	2,848	848
Accrued compensation	1,485	62
Intangible assets recognized for tax purposes	13,143	7,566
In process research and development charge	5,865	—
Other, net	846	1,006

Total deferred tax assets	62,542	23,934
Deferred tax liabilities (depreciation)	(1,060)	(1,106)
Valuation allowance	(61,482)	(22,828)

Net deferred tax assets	$—	$—

At December 31, 2015, the Company had unused federal and state net operating losses of approximately $92.3 million and $91.7 million, respectively. The federal and state net operating loss carryforwards will begin to expire in 2031. Approximately $1.0 million of the net operating loss carryforwards relate to excess tax deductions for stock compensation, the income tax benefit of which will be recorded as additional paid-in capital if and when realized. At December 31, 2015, the Company also had federal and state research tax credit carryforwards of approximately $1.8 million and $2.1 million, respectively. The federal carryforwards begin to expire in 2031, while the state carryforwards have no expiration. The utilization of the Company’s net operating loss and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. The Tax Reform Act of 1986 (the “Act”) limits a company’s ability to utilize certain net operating loss and tax credit carryforwards in the event of a cumulative change in ownership in excess of 50% as defined in the Act. These financial statements do not contain any adjustment relating to such potential limitations.

The Company’s practice is to recognize interest and/or penalties related to income tax matters as income tax expense. The Company has not recognized any interest or penalties related to income taxes in any of the periods presented.

13. QUARTERLY DATA (unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the periods presented (in thousands, except per share amounts):

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$—	$—	$—	$—
Research and development expenses (1)(2)	$20,215	$8,796	$10,432	$34,068
Total operating expenses	$22,982	$12,651	$14,289	$40,658
Net loss	$(23,507)	$(13,120)	$(14,621)	$(41,210)
Net loss per share – basic and diluted	$(1.15)	$(0.51)	$(0.49)	$(1.32)

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$—	$150	$—	$—
Research and development expenses (3)(4)	$2,183	$3,576	$8,622	$16,124
Total operating expenses	$3,945	$5,615	$10,845	$19,606
Net loss	$(4,107)	$(5,423)	$(10,703)	$(19,757)
Net loss per share – basic and diluted	$(0.28)	$(0.28)	$(0.55)	$(1.01)

(1)	First quarter 2015 results include an up-front payment of $0.9 million and a non-cash charge of approximately $11.9 million based on the value of 1,500,000 shares of common stock exchanged for the assets acquired from Teva (see Note 7).
(2)	Fourth quarter 2015 results include an up-front payment of $2.0 million and a non-cash charge of approximately $13.4 million based on the value of 1,213,000 shares of common stock exchanged for the rights acquired from Lilly for the Company’s taladegib product candidate (see Note 8).
(3)	Third quarter 2014 results include the upfront license fee of approximately $3.5 million paid to NMS for rights to the Company’s RXDX-103 and RXDX-104 product candidates (see Note 8).
(4)	Fourth quarter 2014 results include a milestone payment of approximately $10.0 million paid to NMS in connection with the Company’s entrectinib product candidate (see Note 8).

14. SUBSEQUENT EVENT

On February 23, 2016, the Company announced that it was discontinuing future development activities relating to its RXDX-103, RXDX-107 and RXDX-108 drug development programs. These changes would not have had a significant impact on the Company’s financial position as of December 31, 2015, nor on its results of operations for the year then ended.