Form 10-Q
period 2016-06-30
Ignyta, Inc.
filed 2016-08-09
CIK 1557421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 29, 2016 was 41,651,820.

IGNYTA, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

i

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Ignyta, Inc.

Condensed Balance Sheets

(In thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,718	$46,383
Short-term investment securities	111,968	85,420
Prepaid expenses and other current assets	6,620	4,191

Total current assets	157,306	135,994
Long-term investment securities	23,963	40,346
Property and equipment, net	23,726	18,764
Other assets	343	410

Total assets	$205,338	$195,514

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,708	$3,828
Accrued expenses and other liabilities	12,892	13,860
Current portion of long-term debt	—	6,675
Lease payable, current portion	185	181

Total current liabilities	14,785	24,544
Long-term debt, net of current portion and discount	29,183	22,821
Lease payable, net of current portion	70	164
Other long-term liabilities	19,181	12,000

Total liabilities	63,219	59,529
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par; 150,000,000 shares authorized; 41,651,820 and 32,339,081 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	4	3
Additional paid-in capital	342,215	284,252
Accumulated other comprehensive income (loss)	63	(249)
Accumulated deficit	(200,163)	(148,021)

Total stockholders’ equity	142,119	135,985

Total liabilities and stockholders’ equity	$205,338	$195,514

See the accompanying notes to these unaudited condensed financial statements.

Ignyta, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$20,019	$8,796	$39,800	$29,012
General and administrative	5,499	3,855	10,726	6,621

Total operating expenses	25,518	12,651	50,526	35,633

Loss from operations	(25,518)	(12,651)	(50,526)	(35,633)

Other income (expense):
Interest expense	(800)	(603)	(1,591)	(1,205)
Loss on debt extinguishment	(696)	—	(696)	—
Other income (expense)	364	134	671	212

Total other income (expense), net	(1,132)	(469)	(1,616)	(993)

Net loss	$(26,650)	$(13,120)	$(52,142)	$(36,626)

Net loss per share:
Net loss per share – basic and diluted	$(0.70)	$(0.51)	$(1.48)	$(1.58)

Weighted average shares outstanding – basic and diluted	38,198	25,928	35,271	23,212

Comprehensive loss:
Net loss	$(26,650)	$(13,120)	$(52,142)	$(36,626)
Unrealized gain (loss) on investment securities	47	(50)	312	(21)

Comprehensive loss	$(26,603)	$(13,170)	$(51,830)	$(36,647)

See the accompanying notes to these unaudited condensed financial statements.

Ignyta, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(52,142)	$(36,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on debt extinguishment	696	—
In-process research and development charge associated with asset acquisition	—	11,880
Stock-based compensation	3,399	2,104
Depreciation and amortization of property and equipment	1,893	793
Accretion and amortization of investment securities	465	502
Amortization of non-cash financing costs	260	133
Other	(671)	—
Increase (decrease) in cash resulting from changes in:
Prepaid expenses and other assets	(1,788)	53
Accounts payable	(2,123)	797
Accrued expenses and other liabilities	(219)	1,683

Net cash used in operating activities	(50,230)	(18,681)
Cash flows from investing activities:
Purchases of investment securities	(99,782)	(85,354)
Maturities and sales of investment securities	89,523	41,533
Purchases of property and equipment	(1,056)	(2,080)

Net cash used in investing activities	(11,315)	(45,901)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	53,892	111,589
Proceeds from borrowings under term loan facility	17,116	—
Repayments of borrowings under term loan facility	(17,438)	—
Proceeds from exercise of stock options	399	288
Repayments under other long-term obligations	(89)	(85)

Net cash provided by financing activities	53,880	111,792

Net change in cash and cash equivalents	(7,665)	47,210
Cash and cash equivalents at beginning of period	46,383	6,346

Cash and cash equivalents at end of period	$38,718	$53,556

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,551	$921

Noncash investing and financing activities:
Amounts capitalized under build-to-suit lease transaction	$5,733	$—

Interest capitalized during construction period for build-to-suit lease transaction	$642	$—

Final payment obligation to Lenders recorded as debt discount (see note 6)	$1,600	$—

Unrealized gain (loss) on available-for-sale investment securities	$312	$(21)

See the accompanying notes to these unaudited condensed financial statements.

Ignyta, Inc.

Notes to Unaudited Condensed Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Nature of Operations

Ignyta, Inc. (“Ignyta” or the “Company”) is incorporated in the state of Delaware and was founded in 2011 (with the name “NexDx, Inc.”). The Company changed its name to “Ignyta, Inc.” on October 8, 2012. The Company is a precision oncology biotechnology company. Its goal is not just to shrink tumors, but to eradicate residual disease – the source of cancer relapse and recurrence – in precisely defined patient populations. The Company is pursuing an integrated therapeutic (“Rx”) and companion diagnostic (“Dx”) strategy for treating cancer patients. Its Rx efforts are focused on in-licensing or acquiring, then developing and commercializing molecularly targeted therapies that, sequentially or in combination, are foundational for eradicating residual disease. Its Dx efforts aim to pair these product candidates with biomarker-based companion diagnostics that are designed to precisely identify, at the molecular level, the patients who are most likely to benefit from the therapies it develops.

On October 31, 2013, the Company merged with and into IGAS Acquisition Corp., a wholly owned subsidiary of Ignyta, Inc., a Nevada corporation previously named “Infinity Oil & Gas Company” (“Parent”), formerly a “shell company” under applicable rules of the Securities and Exchange Commission (the “SEC”). The Company changed its name to Ignyta Operating, Inc. in connection with this merger, and it survived the merger as a wholly owned subsidiary of Parent. In the merger, Parent acquired the business of the Company and continued the business operations of the Company. The merger was accounted for as a reverse merger and recapitalization, with the Company as the acquirer and Parent as the acquired company for financial reporting purposes. As a result, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are those of the Company and are recorded at the historical cost basis of the Company, and the financial statements after completion of the merger include the assets and liabilities of Parent and the Company, the historical operations of the Company and the operations of the combined enterprise of Parent and the Company from and after the closing date of the merger. On June 12, 2014, Parent merged with and into the Company, with the Company surviving the merger and changing its name to “Ignyta, Inc.” (the “Reincorporation Merger”). This Reincorporation Merger had no material impact on the accounting of the Company.

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and related SEC rules and regulations. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Liquidity

The Company had negative cash flow from operations of approximately $50.2 million during the first six months of 2016 and, as of June 30, 2016, had an accumulated deficit of approximately $200.2 million. The Company is focused primarily on its development programs, and management believes such activities will result in the continued incurrence of significant research and development and other expenses related to those programs. The Company expects that it will need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products. If the clinical trials for any of the Company’s products fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of its product candidates, if approved, fails to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash on hand and through additional financing from existing and prospective investors. The Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or to its stockholders.

As of June 30, 2016, the Company had cash, cash equivalents and investment securities totaling $174.6 million. While the Company expects that its existing cash, cash equivalents and investment securities will enable it to fund its operations and capital expenditure requirements for at least the next twelve months, having insufficient funds may require the Company to delay, reduce, limit or terminate some or all of its development programs or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market on its own. Failure to obtain adequate financing could eventually adversely affect the Company’s ability to operate as a going concern. If the Company raises additional funds from the issuance of equity securities, substantial dilution to its existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict its ability to operate its business.

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

The Company reports its investment securities at their estimated fair values based on quoted market prices for identical or similar instruments. The book values of cash and cash equivalents, prepaid expenses and other assets, accounts payable, accrued expenses, notes payable and other liabilities are reasonable estimates of fair value because of the short-term nature of these items.

Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and investment securities. The Company maintains its cash and cash equivalents with financial institutions in amounts that typically exceed the amount of federal insurance provided on such deposits. With respect to the Company’s investment securities, the primary exposure to market risk is the risk that prevailing interest rates may change, causing the value of these investments to fluctuate. The Company has not experienced any significant losses on its cash, cash equivalents or its investments and its credit risk exposure is up to the extent recorded on the Company’s balance sheet.

Cash is invested in accordance with a policy approved by the Company’s board of directors which specifies the categories, allocations, and ratings of securities that the Company may consider for investment. Based on discussions with the Company’s treasury managers and a review of the Company’s holdings, management does not believe that the Company’s cash, cash equivalents and investment securities have significant risk of default or illiquidity.

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

Stock-Based Compensation

Stock-based compensation cost for equity awards to employees and members of the Company’s board of directors is measured at the grant date, based on the calculated fair value of the award using the Black-Scholes option-pricing model, and is recognized as an expense, under the straight-line method, over the requisite service period (generally the vesting period of the equity grant). Stock options issued to non-employees are accounted for at their estimated fair values determined using the Black-Scholes option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting change in value, if any, is recognized as an expense during the period the related services are rendered. Restricted stock issued to non-employees is accounted for at its estimated fair value as it vests.

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

The calculations of net loss per share excluded potentially dilutive securities (consisting of outstanding options, warrants, restricted stock and restricted stock units) of approximately 5.6 million and 4.1 million shares as of June 30, 2016 and 2015, respectively.

Reclassifications

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which requires presentation of debt issuance costs as a direct deduction from the carrying amount of a recognized debt liability on the balance sheet, consistent with the treatment of debt discounts. The update did not change the guidance on the recognition and measurement of debt issuance costs. The Company adopted this guidance at the beginning of fiscal 2016. Accordingly, the Company reclassified its previously incurred debt issuance costs to a liability as a direct deduction from the carrying value of its notes payable, consistent with the presentation of its other debt discounts. This accounting treatment was applied retroactively to amounts presented in the Company’s balance sheet as of December 31, 2015. These changes had no impact on the Company’s previously reported results of operations.

Recent Accounting Pronouncements

In March 2016, the FASB issued amended guidance on employee share-based payment accounting. This update involves several aspects of the accounting for share-based payment transactions, including income tax effects, forfeitures and classifications on the statement of cash flows. This guidance is effective for the fiscal year beginning January 1, 2017, and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statements and related disclosures.

In February 2016, the FASB issued lease guidance, which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. The new standard is effective for the Company’s fiscal year beginning January 1, 2019, and early adoption is permitted. The Company is currently evaluating the effect that adopting this standard will have on its financial statements and related disclosures.

No other new accounting pronouncement issued or effective during the three months ended June 30, 2016 had, or is expected to have, a material impact on the Company’s financial statements.

3. INVESTMENT SECURITIES

Following is a summary of the available-for-sale investment securities held by the Company as of the dates below (in thousands):

	As of June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
Commercial paper, short-term	$17,721	$—	$—	$17,721
Corporate debt securities, short-term	67,671	27	(19)	67,679
Corporate debt securities, long-term	18,917	15	(1)	18,931
U.S. government and agency obligations, short-term	26,537	31	—	26,568
U.S. government and agency obligations, long-term	5,022	10	—	5,032

Total	$135,868	$83	$(20)	$135,931

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
Commercial paper, short-term	$7,992	$—	$—	$7,992
Corporate debt securities, short-term	70,505	1	(80)	70,426
Corporate debt securities, long-term	24,454	2	(100)	24,356
U.S. government and agency obligations, short-term	7,009	—	(7)	7,002
U.S. government and agency obligations, long-term	16,055	—	(65)	15,990

Total	$126,015	$3	$(252)	$125,766

None of the Company’s available-for-sale investment securities held at June 30, 2016 had maturity dates of more than 24 months. The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Investment securities classified as short-term investments have maturity dates of less than one year from the balance sheet date, while securities classified as long-term investments have maturity dates of greater than one year from the balance sheet date. The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in investment income.

None of the Company’s available-for-sale investment securities were in a material unrealized loss position at June 30, 2016. The Company reviewed its investment holdings as of June 30, 2016 and determined that its unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that no securities have been in an unrealized loss position for twelve months or more. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities. The Company has not realized any significant gains or losses on sales of available-for-sale investment securities during any of the periods presented.

4. FAIR VALUE MEASUREMENTS

The Company holds investment securities that consist of highly liquid, investment grade debt securities. The Company determines the fair value of its investment securities based upon one or more valuations reported by its investment accounting and reporting service provider. The investment service provider values the securities using a hierarchical security pricing model that relies primarily on valuations provided by an industry-recognized valuation service. Such valuations may be based on trade prices in active markets for identical assets or liabilities (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curves, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, and broker and dealer quotes, as well as other relevant economic measures.

The fair value of cash, cash equivalents and available-for-sale investment securities were as follows (in thousands):

	As of June 30, 2016				As of December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$38,718	$—	$—	$38,718	$46,383	$—	$—	$46,383
Investment securities:
Commercial paper	—	17,721	—	17,721	—	7,992	—	7,992
Corporate debt securities	—	86,610	—	86,610	—	94,782	—	94,782
U.S. government and agency obligations	31,600	—	—	31,600	22,992	—	—	22,992

Total assets at fair value	$70,318	$104,331	$—	$174,649	$69,375	$102,774	$—	$172,149

5. BALANCE SHEET DETAILS

Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Manufacturing and lab equipment	$6,974	$6,941
Leasehold improvements	2,355	2,349
Computer and office equipment	1,338	1,145

Property and equipment at cost	10,667	10,435
Less accumulated depreciation and amortization	(4,316)	(2,671)

Subtotal	6,351	7,764
Construction in process - build-to-suit property (see below)	17,375	11,000

Property and equipment, net	$23,726	$18,764

Accrued Expenses and Other Current Liabilities

The following table summarizes major classes of accrued expenses and other current liabilities (in thousands):

	As of June 30, 2016	As of December 31, 2015
Contracted clinical trial services fees and related costs	$5,459	$5,766
Research and development services	3,346	1,763
Personnel and related costs	1,755	3,844
Other liabilities	2,332	2,487

Total	$12,892	$13,860

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Leased facility financing obligation (see below)	$17,375	$11,000
Final loan fee obligation to lender (see note 6)	1,600	930
Other	206	70

Total	$19,181	$12,000

Build-to-Suit Property and Leased Facility Financing Obligation

In October 2015, the Company entered into an agreement for the lease of laboratory and office space on a build-to-suit basis for its new headquarters location in San Diego, California. The Company will incur costs to build out the leased space to its specifications, subject to a tenant improvement (“TI”) allowance from the landlord. The buildings that house the leased space are currently undergoing a significant structural renovation which is expected to be completed during November 2016, at which time the Company will occupy this space. Based on the terms of the lease agreement and authoritative literature, the Company was determined to bear substantially all of the construction-related risks during the construction period and was deemed the owner of the building for accounting purposes during the construction period. As a result, the Company’s balance sheets at June 30, 2016 and December 31, 2015 include a fixed asset (construction in process) and a corresponding leased facility financing obligation of $17.4 million reflecting the estimated replacement cost of these buildings at lease inception and the accumulated build out costs incurred subsequent to the inception of the lease.

Once construction is complete, the Company will consider the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to the landlord as evidenced by a lack of continuing involvement in the leased property. If the requirements of sales leaseback accounting are met, both the building assets and the related liability will be derecognized. If the arrangement does not qualify for sale-leaseback accounting treatment, the building asset will remain on the Company’s balance sheet at its historical cost, and such asset will be depreciated over its estimated useful life.

6. TERM LOAN FACILITY

In June 2016, the Company entered into a term loan facility with Silicon Valley Bank, as collateral agent (“SVB”), and Oxford Finance LLC (“Oxford” and collectively with SVB, “the Lenders”). Under the loan facility, the Company received initial funding of $32.0 million, substantially all of which was used to repay the Company’s prior loan with SVB. The Company considered authoritative literature which states that modifications or exchanges are considered extinguishments with gains or losses recognized in current earnings if the terms of the new debt and original instrument are substantially different. The Company determined that for SVB’s portion of the new facility, the terms are not substantially different from the prior loan and should be accounted for as a debt modification with previously deferred financing costs amortized as an adjustment of interest expense over the remaining term of the modified debt using the interest method. The Company determined that the portion of the old facility with SVB that was not assumed by SVB under the new facility should be accounted for as a debt extinguishment with fees paid to the lender and previously deferred financing costs included in the calculation of loss on debt extinguishment. The Company recorded a loss on debt extinguishment of $0.7 million during the 6 months ended June 30, 2016.

Borrowings under the new facility will bear interest at a rate equal to the Prime Rate plus 4.35% (7.85% at June 30, 2016) and have interest only payments for twenty-four months, followed by a principal amortization period of thirty-six months. The interest only period will be extended, however, by an additional six months in the event of either (i) the Company raising sufficient capital or (ii) the Company receiving certain clinical trial data. In the event that the interest only period is extended, the principal amortization period will be reduced to thirty months.

Upon the maturity date, the Company must make a final lump-sum payment of 5.0% of the full amount of the loan funded ($1.6 million). The fair value of the final payment has been recorded as a debt discount which is being amortized to interest expense over the term of the loan agreement. The Company may elect to prepay all amounts owed prior to the maturity date provided that a prepayment fee is also paid, equal to 2% of the amount prepaid if the prepayment occurs on or prior to June 30, 2017, or 1% of the amount prepaid if the prepayment occurs thereafter. Under the facility, the Company also has a conditional option to receive an additional $10.0 million loan tranche (the “Second Tranche”). The Second Tranche may be drawn down by the Company at any time from April 7, 2017 to August 31, 2017, provided that the Company has received certain clinical trial data and subject to other customary conditions for funding.

In connection with this facility, the Company issued warrants to the Lenders to purchase an aggregate of approximately 94,116 shares of its common stock. The warrants are exercisable immediately, have a per-share exercise price of $5.10 and have a term of seven years. If the Company draws down the Second Tranche, at that time it will issue to the Lenders additional warrants which will be exercisable immediately and have a term of seven years. Those warrants will be exercisable for an aggregate number of shares equal to $150,000 (which is 1.5% of the principal amount of the Second Tranche) divided by the lower of (a) the trailing 10-day average of the closing price of the Company’s common stock on the Nasdaq Capital Market prior to the funding date of the Second Tranche and (b) the closing price of the Company’s common stock on the Nasdaq Capital Market on the funding date of the Second Tranche, at an exercise price equal to such divisor. The warrants qualify for equity classification and the fair value of the warrants has been recorded as a debt discount which is being amortized to interest expense over the term of the loan agreement.

Future minimum principal payments of approximately $889,000 commence in July 2018 and are due monthly through June 2021 as follows (in thousands):

Year ending December 31,	Minimum Principal Payments
2016 (6 months) and 2017	$—
2018	5,333
2019	10,667
2020	10,667
After	5,333

Total	$32,000

The Company is bound by certain affirmative and negative covenants setting forth actions that it must and must not take during the term of the loan agreement. Under the loan agreement, the Company must also maintain the majority of its cash in accounts at SVB. Upon the occurrence of an event of default, subject to cure periods for certain events of default, all amounts owed by the Company thereunder shall begin to bear interest at a rate that is 3% higher than the rate that is otherwise applicable and may be declared immediately due and payable by the Lenders. The Company has granted SVB, as collateral agent for the ratable benefit of the Lenders, a security interest in substantially all of its personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed under this agreement. The Company has also agreed not to encumber any of its intellectual property without the required lenders’ prior written consent.

7. ASSET ACQUISITION

On March 17, 2015, under the terms of an asset purchase agreement with Cephalon, Inc. (“Cephalon”), an indirect wholly owned subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”), the Company acquired certain assets relating to certain oncology development programs, including Cephalon’s right, title and interest in and to certain intellectual property, compounds, products, contracts, records, data and development supplies related to the Company’s RXDX-105 and RXDX-106 programs (the “Purchased Assets”), and assumed certain related commitments. As consideration for the Purchased Assets, the Company issued to Cephalon 1,500,000 shares of common stock and assumed certain other third-party obligations. The Company did not acquire any marketable products, established customer or employee bases, or any established business, management, operational or resource management processes. Accordingly, the Company recorded this transaction as an asset purchase as opposed to a business combination. The acquired assets were in various stages of drug development, ranging from preclinical stage to Phase 1 clinical trials, and the development plans were still being formulated and were not complete as of the date of acquisition. As the success of the Company’s commercialization of these acquired compounds was uncertain and the assets in question had no alternative future uses, the Company recorded an in-process research and development charge of approximately $11.9 million during the first quarter of 2015 related to this transaction based on the value of the net assets exchanged for the Teva assets. Under the provisions of the asset purchase agreement, the Company also paid approximately $0.9 million to Cephalon for drug development supplies, which was included in research and development expenses during the first quarter of 2015.

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

Taladegib

On November 6, 2015, the Company entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”) under which the Company received exclusive, global rights to develop and commercialize pharmaceutical products under the licensed technology (“Licensed Products”), including Lilly’s product candidate taladegib. Taladegib is an orally bioavailable, small molecule hedgehog/smoothened antagonist that has achieved clinical proof of concept and a recommended Phase 2 dose in a Phase 1 dose escalation trial. The Company granted back to Lilly an exclusive license to develop and commercialize pharmaceutical products comprising taladegib in combination with certain other molecules (“Combination Products”). The Company also licensed the exclusive worldwide rights to the topical formulation of taladegib, which is a late preclinical development program for the potential treatment of patients with superficial and nodular basal cell carcinoma. In February 2016, the Company ceased all development activities relating to the topical taladegib program. Both parties’ rights under the agreement include the right to grant sublicenses. The Company is obligated under the agreement to use commercially reasonable efforts to develop and commercialize Licensed Products, at its expense. The Company is currently in discussions with Lilly regarding the optimal path forward for taladegib in the context of its pipeline priorities. Both parties have a right to terminate the agreement if the other party enters bankruptcy, upon an uncured breach by the other party or if the other party challenges its patents relating to the licensed technology.

The terms of the license agreement provided for an up-front payment to Lilly of $2.0 million, plus the issuance to Lilly in a private placement of 1,213,000 shares of the Company’s common stock. The Company included the up-front payment in research and development costs and recorded the value of the shares issued as equity in the fourth quarter of 2015. The license agreement also requires that the Company makes development and sales milestone payments to Lilly of up to $38.0 million. In addition, a portion of the $30.0 million in gross proceeds provided to the Company by Lilly in a concurrent private placement of the Company’s common stock to Lilly (in November 2015) has been earmarked for development of the product and payment of milestone obligations under the license agreement. When and if commercial sales of Licensed Products begin, the Company will be obligated to pay Lilly a mid-single digit royalty of net sales of Licensed Products. When and if commercial sales of Combination Products begin, Lilly will be obligated to pay the Company a mid-single digit royalty of net sales of Combination Products. Both parties’ royalty obligations are subject to standard provisions for royalty offsets to the extent a party is required to obtain any rights from third parties to commercialize the applicable products, or in the event of loss of exclusivity or generic competition.

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

9. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office and laboratory space and certain lab equipment under operating leases that expire through 2026. Certain of the facility leases contain periodic rent increases that result in the Company recording deferred rent over the term of these leases. Future minimum lease payments under the non-cancellable portion of operating leases totaled $25.7 million as of June 30, 2016.

The Company has also entered into capital lease arrangements for the purchase of certain lab equipment. Future minimum lease payments under the Company’s capital lease obligations totaled $0.3 million as of June 30, 2016.

Clinical Trial Study Agreement Commitments

The Company has entered into agreements with several contract research organizations for clinical studies to be conducted both within and outside the U.S. for its product candidates. The total contracted cost under these arrangements totaled approximately $78.7 million as of June 30, 2016, of which approximately $25.6 million has been incurred to date. These agreements run through various dates, with the longest term expected to run through 2020. These contracts can be terminated at any time with no more than 60 days’ notice, at which point the Company would be obligated to pay for costs incurred though the termination date.

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

Stock Offerings

In May 2016, the Company completed a public offering of an aggregate of 9,200,000 shares of its common stock for net proceeds of approximately $53.9 million (net of transaction costs of approximately $3.6 million).

In March 2015, concurrent with its asset purchase agreement with Cephalon (see Note 7), the Company issued and sold 4,158,750 shares of common stock to Cephalon and several additional investors in a registered direct offering. The net proceeds from this offering totaled approximately $41.4 million (net of transaction costs of $149,000).

At-The-Market Issuance Sales Agreement

In December 2015, the Company entered into an “at-the-market” issuance sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may issue and sell shares of its common stock from time to time, at the Company’s option, through Cantor as its sales agent. The Company is not obligated to make any sales of its common stock under the Sales Agreement, and it may terminate its agreement with Cantor at any time. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. The Company will pay Cantor a commission of 3.0% of the gross proceeds of any such sales. The Company has reserved up to $33.0 million under its shelf registration statement for shares that may be issued under the Sales Agreement. Through June 30, 2016, the Company has not made any sales of shares in connection with this arrangement.

Restricted Stock Units

Under the provisions of its equity incentive plans, the Company may grant restricted stock units (“RSUs”) to employees and members of its board of directors. As of June 30, 2016, a total of 238,480 RSUs were outstanding and subject to future vesting at various dates through January 2021.

Common Stock Warrants

Warrants to purchase an aggregate of 153,472 shares of the Company’s common stock were outstanding at June 30, 2016. These warrants have a weighted average exercise price of $5.75 per share and expire at various dates through June 2023.

11. EQUITY AWARDS

Equity Incentive Plans

The Company may issue equity awards to either employees or non-employees under its Amended and Restated 2014 Incentive Award Plan (the “2014 Plan”). The 2014 Plan provides for the issuance of up to 6,000,000 shares, plus one additional share for each option share granted under the Company’s 2011 Incentive Award Plan (the “2011 Plan”) that expires, is forfeited or is settled in cash subsequent to June 11, 2014. Options granted under the 2014 Plan may be subject to vesting and expire no more than ten years from their date of grant.

The Company has outstanding equity awards that were granted under its 2011 Plan, its 2014 Employment Inducement Incentive Award Plan and its 2015 Employment Inducement Incentive Award Plan. No additional equity grants may be made by the Company under any of these predecessor plans.

A summary of the Company’s option activity and other related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value (000’s)
Balance at December 31, 2015	5,250,941	$9.16
Granted	987,141	$8.87
Exercised	(112,739)	$3.54
Forfeited and expired	(958,007)	$10.59

Balance at June 30, 2016	5,167,336	$8.96	8.4	$966

Exercisable at June 30, 2016	1,722,296	$6.82	8.4	$962

As of June 30, 2016, an aggregate of 3,583,484 shares remain available for grant under the Company’s equity incentive plans.

Fair Value of Equity Awards

The Company utilizes the Black Scholes option pricing model to value its equity awards. The fair value of options granted during the first six months of 2016 and 2015 was $5.62 and $5.35 per share, respectively, and was estimated using the following weighted-average assumptions:

	Fiscal 2016	Fiscal 2015
Expected life of option	5.9 years	6.1 years
Volatility	72%	69%
Risk free interest rate	1.4%	1.6%
Dividend yield	—%	—%

Stock-Based Compensation

The following table summarizes stock-based compensation expense during the periods presented for all equity awards, including RSUs, issued to employees and non-employees (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Included in research and development	$805	$448	$1,621	$916
Included in general and administrative	894	624	1,778	1,188

Total	$1,699	$1,072	$3,399	$2,104

Unrecognized stock-based compensation expense related to unvested stock-based awards totaled $19.1 million as of June 30, 2016 and is expected to be recognized over a weighted-average period of 2.9 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2015, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2015, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

On October 31, 2013, we merged with and into IGAS Acquisition Corp., a wholly owned subsidiary of Ignyta, Inc., a Nevada corporation previously named “Infinity Oil & Gas Company,” or Parent, formerly a “shell company” under applicable rules of the Securities and Exchange Commission, or the SEC. We survived the merger as a wholly owned subsidiary of Parent. In the merger, Parent acquired our business and continued our business operations. The merger is accounted for as a reverse merger and recapitalization, with us as the acquirer and Parent as the acquired company for financial reporting purposes. As a result, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the merger are ours and are recorded at our historical cost basis, and the consolidated financial statements after completion of the merger include the assets and liabilities of Parent and us, the historical operations of us and the operations of the combined enterprise of Parent and us from and after the closing date of the merger. As a result of the accounting treatment of the merger and the change in Parent’s business and operations from a shell company to a precision oncology biotechnology company, a discussion of the past financial results of the shell company is not pertinent or material, and the following discussion and analysis of our financial condition and results of operations are based on our financial statements. On June 12, 2014, Parent merged with and into us, with us surviving the merger and changing our name to “Ignyta, Inc.” This merger had no material impact on the accounting of the company. Unless the context indicates or otherwise requires, the terms “we,” “us,” “our” and “our company” refer to (i) Parent and us, its consolidated subsidiary, for discussions relating to periods before and through June 12, 2014, and (ii) us, the surviving company to the June 12, 2014 merger, for discussions relating to periods after June 12, 2014.

Overview

We are a leading precision oncology biotechnology company. Our goal is not just to shrink tumors, but to eradicate residual disease – the source of cancer relapse and recurrence – in precisely defined patient populations. We are pursuing an integrated therapeutic, or Rx, and companion diagnostic, or Dx, strategy for treating cancer patients. Our Rx efforts are focused on in-licensing or acquiring, then developing and commercializing molecularly targeted therapies that, sequentially or in combination, are foundational for eradicating residual disease. Our Dx efforts aim to pair these product candidates with biomarker-based companion diagnostics that are designed to precisely identify, at the molecular level, the patients who are most likely to benefit from the therapies we develop.

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

In May 2016, we determined to prioritize our resources and development efforts on our lead product candidate, entrectinib. In connection with this, we determined to discontinue our Spark discovery-stage program and are in discussions with Lilly regarding the optimal path forward for taladegib in the context of our pipeline priorities.

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

Research and development activities are central to our business model. Our research and development programs that we expect will be our focus in the immediate future consist of the development of our ongoing entrectinib and other development programs. Since product candidates in later stages of development generally have higher development costs than those in earlier stages of development, we expect research and development costs relating to each of those programs to increase significantly for the foreseeable future as those programs progress. However, the successful development of any of our product candidates, or any others we may seek to pursue, is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development for our programs, or whether any of our product candidates will reach successful commercialization. We are also unable to predict when, if ever, any net cash inflows will commence from any of the product candidates we currently or may in the future pursue. This lack of predictability is due to the numerous risks and uncertainties associated with developing medicines, many of which, such as our ability to obtain approvals to market and sell those medicines from the U.S. Food and Drug Administration, or the FDA, and other applicable regulatory authorities, are beyond our control, including the uncertainty of:

•	establishing an appropriate safety profile with toxicology studies and an acceptable dosing form to submit an IND to the FDA or comparable applications to foreign regulatory authorities;

•	successful enrollment in and adequate design and completion of clinical trials;

•	successful demonstration of an acceptable safety profile with clinically meaningful efficacy to achieve a favorable benefit/risk profile sufficient to obtain regulatory approval in one or more countries;

•	a product profile, including safety and efficacy, that is sufficiently differentiated and therefore commercially competitive;

•	receipt of marketing approvals from applicable regulatory authorities, including the FDA and/or comparable foreign authorities;

•	establishing commercial manufacturing capabilities or, more likely, seeking to establish arrangements with third-party manufacturers;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

•	launching commercial sales of the products, if and when approved, including establishing an internal sales and marketing force and/or establishing relationships with third parties for such purpose;

•	developing and commercializing, individually or with third-party collaborators, companion diagnostics; and

•	a continued acceptable safety profile of the products following approval, if any.

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or the FASB, issued amended guidance on employee share-based payment accounting. This update involves several aspects of the accounting for share-based payment transactions, including income tax effects, forfeitures and classifications on the statement of cash flows. This guidance is effective for the fiscal year beginning January 1, 2017, and early adoption is permitted. We are currently evaluating the impact of this guidance on our financial statements.

In February 2016, the FASB issued lease guidance, which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. The new standard is effective for the Company’s fiscal year beginning January 1, 2019, and early adoption is permitted. We are currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015, together with the changes in those items in dollars (in thousands) and as a percentage:

	Three months ended June 30,		Dollar Change	Percentage Change
	2016	2015
Operating expenses:
Research and development	$20,019	$8,796	$11,223	128%
General and administrative	5,499	3,855	1,644	43%

Total operating expenses	25,518	12,651	12,867	102%

Loss from operations	(25,518)	(12,651)	(12,867)	(102%)
Other income (expense), net	(1,132)	(469)	(663)	141%

Net loss	$(26,650)	$(13,120)	$(13,530)	(103%)

Research and Development Expense. Research and development expenses increased in the three months ended June 30, 2016 as compared to the same period in 2015 by $11.2 million, or 128%. This increase was primarily due to the $7.7 million increase in the external development costs associated with our entrectinib, taladegib and other product candidates. Salaries, share-based compensation expense and other personnel-related costs also increased as our research and development headcount increased significantly year-over-year.

General and Administrative Expense. General and administrative expenses increased by approximately $1.6 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, an increase of 43%. This increase was driven by higher personnel and share-based compensation costs. Additionally, we incurred higher facilities related expenses resulting from the expansion of our leased facilities space, and increases in consulting fees and depreciation expense.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015, together with the changes in those items in dollars (in thousands) and as a percentage:

	Six months ended June 30,		Dollar Change	Percentage Change
	2016	2015
Operating expenses:
Research and development	$39,800	$29,012	$10,788	37%
General and administrative	10,726	6,621	4,105	62%

Total operating expenses	50,526	35,633	14,893	42%

Loss from operations	(50,526)	(35,633)	(14,893)	42%
Other income (expense), net	(1,616)	(993)	(623)	(63%)

Net loss	$(52,142)	$(36,626)	$(15,516)	(42%)

Research and Development Expense. Research and development expenses increased during the six months ended June 30, 2016 as compared to the same period in 2015. During the six months ended June 30, 2015, we recorded an in-process research and development charge of approximately $11.9 million representing the net value of the assets exchanged for the intellectual property assets acquired from Teva, as well as transaction and drug product related costs of $1.2 million. Excluding these costs, research and development costs would have increased in the six months ended June 30, 2016 as compared to the same period in 2015 by $23.9 million, or 150%, primarily due to the $14.6 million increase in the external development costs associated with our entrectinib, taladegib and other product candidates. Salaries, share-based compensation expense and other personnel-related costs also increased as our research and development headcount increased significantly year-over-year.

General and Administrative Expense. General and administrative expenses increased by approximately $4.1 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, an increase of 62%. This increase was driven by higher personnel and share-based compensation costs. Additionally, we incurred higher facilities related expenses resulting from the expansion of our leased facilities space, as well as increases in consulting fees and depreciation expense.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, and through June 30, 2016, we have raised an aggregate of approximately $352.2 million to fund our operations, of which approximately $57.5 million was received from our issuance and sale of our common stock in an underwritten public offering in May 2016, approximately $30.0 million was received from our issuance and sale of our common stock to Lilly in November 2015, approximately $75.0 million was received from our issuance and sale of our common stock in an underwritten public offering in June 2015, approximately $41.6 million was raised through our issuance and sale of our common stock in a registered direct offering in March 2015, approximately $55.2 million was received from our issuance and sale of our common stock in an underwritten public offering in March 2014, approximately $54.1 million was received from our issuance and sale of our common stock in two private placements in November 2013, approximately $32.0 million was received from the incurrence of indebtedness under our loan agreement with Silicon Valley Bank, or SVB, and Oxford Finance LLC, or Oxford, and collectively with SVB, the Lenders, and approximately $6.0 million was received from our issuance and sale of our preferred stock. We also received a small amount of funding from our issuance of common stock to our founders in August and September 2011, and from our issuance of common stock upon the exercise from time to time of stock options.

Public Offerings. In May 2016, June 2015 and March 2014, we issued an aggregate of 19,517,464 shares of our common stock in underwritten public offerings. All of the shares issued in the May 2016 offering were sold at a purchase price per share of $6.25, all of the shares issued in the June 2015 offering were sold at a purchase price per share of $17.50, and all of the shares issued in the March 2014 offering were sold at a purchase price per share of $9.15. The offerings generated aggregate gross proceeds of approximately $187.7 million and aggregate net proceeds, after deducting underwriting discounts and commissions and other offering fees and expenses, of approximately $175.5 million.

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

Loan Agreement with SVB and Oxford. In June 2016, we entered into a loan agreement with the Lenders under which we incurred $32.0 million of indebtedness, substantially all of which was used to repay our then-existing loan with SVB. We have a conditional option to borrow an additional $10.0 million tranche under this loan facility upon satisfaction of certain specified criteria. We are required to pay interest on the outstanding borrowings under this loan agreement at an interest rate equal to the Prime Rate plus 4.35% (7.85% at June 30, 2016). Monthly principal payments of approximately $889,000 commence in July 2018 and are due through June 2021. Further, the terms of the loan agreement require that we make a final lump-sum payment at loan maturity equal to 5.0% of the principal amount of the loans funded thereunder. We may elect to prepay all amounts owed under either or both of the loan tranches prior to the maturity date, provided that we pay a prepayment fee. The prepayment fee will be equal to 2.0% of the amount prepaid if the prepayment occurs on or prior to June 30, 2017, or 1% of the amount prepaid if the prepayment occurs thereafter. Pursuant to the loan agreement, we are bound by certain affirmative and negative covenants setting forth actions that we must and must not take during the term thereof. Under the loan agreement, we must also maintain the majority of our cash in accounts at SVB. Upon the occurrence of an event of default under the loan agreement, subject to cure periods for certain events of default, all amounts owed by us thereunder shall begin to bear interest at a rate that is 3% higher than the rate that is otherwise applicable and may be declared immediately due and payable to the Lenders. We have granted SVB, as collateral agent for the ratable benefit of the Lenders, a security interest in substantially all of our personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed to the Lenders under the loan agreement. We have also agreed not to encumber any of our intellectual property without the required lenders’ prior written consent.

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

Cash Flows

The following table provides information regarding our cash flows during the six months ended June 30, 2016 and 2015 (in thousands):

	Six months ended, June 30,
	2016	2015
Net cash used in operating activities	$(50,230)	$(18,681)
Net cash used in investing activities	(11,315)	(45,901)
Net cash provided by financing activities	53,880	111,792

Net (decrease)/increase in cash and cash equivalents	$(7,665)	$47,210

Net Cash Used in Operating Activities. Net cash used in operating activities for both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was approximately $50.2 million during the six months ended June 30, 2016 compared to approximately $18.7 million during the same period of 2015. The increase in cash used in operating activities was driven primarily by an increase in activities relating to development of entrectinib, taladegib and our other product candidates and higher salaries, benefits and personnel-related costs resulting from higher headcount to support our expanded clinical and non-clinical development activities.

Net Cash Used in Investing Activities. Net cash used in investing activities was approximately $11.3 million during the six months ended June 30, 2016 compared to approximately $45.9 million used in such activities during the same period of 2015. The cash used in investing activities in both periods was primarily due to net purchases of investment securities, partially offset by the funds used to acquire property and equipment of $1.1 million during the first half of 2016 and $2.1 million during the same period of 2015.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $53.9 million during the six months ended June 30, 2016, compared to the approximately $111.8 million provided by financing activities during the same period of 2015. Cash provided by financing activities during the six months ended June 30, 2016 and 2015 was primarily the result of the funds raised through sales of common stock.

Funding Requirements

We expect our expenses to continue to increase in the future in connection with the development of our ongoing entrectinib and other development programs. In addition, if we obtain marketing approval for any of our product candidates in the future, which we anticipate would not occur for several years, if at all, we expect we would then incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborators with whom we may engage.

As of June 30, 2016, we had approximately $174.6 million in cash, cash equivalents and investment securities. We expect that our existing cash, cash equivalents and investment securities will enable us to fund our operations and capital expenditure requirements for at least the next twelve months. We expect to need to obtain additional funding in future periods, however, in order to continue our operations and pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our development programs;

•	the scope, progress, results and costs of companion diagnostic development for our product candidates;

•	the achievement of development milestones that trigger payments due to our licensing partners;

•	the extent to which we acquire or in-license other medicines, biomarkers and/or technologies;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of collaborators with whom we may engage;

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

•	our ability to establish and maintain development, manufacturing or commercial collaborations on favorable terms, if at all.

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

The following table summarizes our long-term, non-cancellable contractual obligations and commitments as of June 30, 2016:

	Payments Due by Period (amounts in thousands)
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating and capital leases	$25,936	$865	$7,501	$9,135	$8,435
Repayment of term loan (1)	32,000	—	5,333	21,333	5,333

Total	$57,936	$865	$12,834	$30,468	$13,768

(1)	On June 30, 2016, we entered into a loan agreement with the Lenders, under which we incurred $32.0 million of indebtedness, substantially all of which was used to repay our then-existing loan with SVB. See Note 6 to the Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of our term loan.

We enter into contracts in the normal course of business with clinical sites for the conduct of clinical trials, CROs for preclinical and clinical research studies, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments. Total contractual obligations exclude potential contingent consideration payments pursuant to our license agreements. See Note 8 to the Financial Statements included in this Quarterly Report on Form 10-Q for further discussion of our contingent license obligations. Amounts disclosed in Note 8 to the Financial Statements as contingent or milestone-based obligations depend on the occurrence of contingent events or the achievement of the milestones and depend greatly on assumptions regarding the likelihood and timing of the events or milestones.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Caution on Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would,” or the negative of these terms or other comparable terminology. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties inherent in our business including, without limitation: the results of our research and development activities, including uncertainties relating to the preclinical and clinical testing of our product candidates; the early stage of our product candidates presently under development; our need for additional funds in order to pursue our business plan and the uncertainty of whether we will be able to obtain the funding we need; our ability to obtain and, if obtained, maintain regulatory approval of our current product candidates, and any future product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate; our ability to retain or hire key scientific or management personnel; our ability, potentially with partners, to validate, develop and obtain regulatory approval of companion diagnostics for our product candidates; our ability to protect our intellectual property rights, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; our ability to develop and/or obtain successful sales and marketing capabilities in the future as needed; the size and growth of the potential markets for any of our product candidates, and the rate and degree of market acceptance of any of our product candidates; competition in our industry; the impact of healthcare reform legislation; regulatory developments in the United States and foreign countries; and other risks detailed under “Part I – Item 1A – Risk Factors” in our most recent Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act.

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

Interest Rate Fluctuation Risk

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Because of the short-term maturities of our cash equivalents and marketable investment securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable investment securities. If a 1.0% change in interest rates were to have occurred on June 30, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

We have a loan arrangement with SVB and Oxford under which we have borrowed $32.0 million, which accrues interest at a variable rate of interest equal to the Prime Rate plus 4.35% (7.85% at June 30, 2016). If a 1.0% change in interest rates were to have occurred on June 30, 2016, this change would not have had a material impact on our interest costs over the life of the loan arrangement.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of our risk factors under the heading “Part I — Item 1A — Risk Factors.” There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, other than as previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 or as set forth below. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Except with respect to our trademarks, the trademarks, trade names and service marks appearing in this report are the property of their respective third party owners.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We are a development-stage company with no approved products, and have generated no material revenue to date and may never generate material revenue or achieve profitability.

We are a development-stage biopharmaceutical company with a limited operating history. We have not generated any material revenue to date and are not profitable, and have incurred losses in each year since our inception. Our net loss for the year ended December 31, 2015 was $92.5 million, and our net loss for the six months ended June 30, 2016 was $52.1 million. As of June 30, 2016, we had an accumulated deficit of $200.2 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are currently focused on the development of our clinical and preclinical development programs, which we believe will result in our continued incurrence of significant research and development and other expenses related to those programs. If the non-clinical or clinical trials for any of our product candidates fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of our product candidates, if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Even after giving effect to the proceeds received from our common stock offerings and our loan arrangement with SVB and Oxford, we expect to require substantial additional capital for the further development and commercialization of our product candidates. Further, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue to expand our ongoing entrectinib and other development programs and if we acquire rights to additional product candidates. For example, in September 2015 we initiated a new, global Phase 2 clinical trial of oral entrectinib in adult patients with advanced or metastatic cancer detected to be positive for relevant molecular alterations. We are conducting and plan to initiate additional clinical trials to study our other product candidates in the future.

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

To date, we have financed our operations entirely through equity investments and the incurrence of debt, and we expect to continue to do so in the foreseeable future. We may also seek funding through collaborative arrangements. Additional funding from those or other sources may not be available when or in the amounts needed, on acceptable terms, or at all. If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of further indebtedness, as we have done under our loan agreement with SVB and Oxford under which our ability to incur additional indebtedness is limited, we would likely become subject to additional covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support research and development, clinical or commercialization activities. If we obtain capital through collaborative arrangements, these arrangements could require us to relinquish rights to our technology or product candidates and could result in our receipt of only a portion of the revenues associated with the partnered products.

If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts. Any of these events could significantly harm our business, financial condition and prospects.

We have incurred significant indebtedness under our loan agreement with SVB and Oxford, which will require substantial cash to service and which subjects our business to certain restrictions.

On June 30, 2016, we entered into a loan agreement with SVB as collateral agent and SVB and Oxford as lenders, under which we incurred $32.0 million of indebtedness, substantially all of which was used to repay our then-existing loan with SVB. Under the loan agreement, we also have an option to receive an additional $10.0 million at any time from April 7, 2017 to August 31, 2017, provided that certain conditions have then been satisfied. We are required to pay interest on the borrowings under the loan agreement at a per-annum rate of Prime Rate plus 4.35% on a monthly basis for a period of 24 months. Thereafter, we will be required to repay the principal plus interest in 36 equal monthly installments; provided, however, that the interest-only period will be extended by an additional six months in the event we either (1) raise sufficient capital to trigger such extension under the terms of the loan agreement or (2) receive certain clinical trial data as required by the loan agreement. In the event that the interest only period is extended, the amortization period will be reduced to 30 months. Further, upon the maturity date the terms of the loan agreement require that we make a final lump-sum payment of 5% of the principal amount of the loans thereunder. We may elect to prepay all amounts owed under either or both of the loan tranches prior to the maturity date therefor, provided that a prepayment fee of 2% of the amount prepaid is also paid if the prepayment occurs on or prior to June 30, 2017, or 1% of amount prepaid is also paid, if the prepayment occurs thereafter.

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

We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. Additionally, the loan agreement contains various covenants, including an obligation to deliver to the lenders certain financial and insurance information and comply with certain notice requirements, and covenants that restrict our ability, without prior consent, to: incur certain additional indebtedness, enter into certain mergers, acquisitions or other business combination transactions, or incur any non-permitted lien or other encumbrance on our assets. Any failure by us to comply with any of those covenants, subject to certain cure periods, or to make all payments under the loan agreement when due, would cause us to be in default. In the event of any such default, the lenders may be able to declare all borrowed funds, together with accrued and unpaid interest, immediately due and payable, thereby potentially causing all or substantial amounts of our available cash to be used to repay our indebtedness or forcing us into bankruptcy or liquidation if we do not then have sufficient cash available. Any such event or occurrence could severely and negatively impact our operations and prospects.

Risks Related to Our Employees

If we are not able to attract and retain highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified personnel. We are highly dependent on our management, scientific and medical personnel, especially Jonathan E. Lim, M.D., our President, Chief Executive Officer and Chairman of the Board, whose services are critical to the successful implementation of our business strategies.

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

Risks Related to the Development of Our Product Candidates

We are heavily dependent on the success of our current product candidates, which will require significant additional efforts to develop and may prove not to be viable for commercialization.

To date, we have invested significant efforts in the acquisition of our drug programs and our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize products resulting from these programs and any others we may develop or acquire in the future, which may never occur.

Before we could generate any revenues from sales of our product candidates, we must complete the following activities for each of them, any one of which we may not be able to successfully complete:

•	conduct substantial clinical development;

•	manage preclinical, clinical and manufacturing activities;

•	achieve regulatory approvals;

•	establish manufacturing relationships;

•	build a commercial sales and marketing team, if we choose to market any such product ourselves, or enter into a collaboration to access sales and marketing functions;

•	develop and implement marketing strategies;

•	develop and/or work with third-party collaborators to develop companion diagnostics and conduct clinical testing and achieve regulatory approvals for those companion diagnostics; and

•	invest significant additional cash in each of the above activities.

If the results of our ongoing or planned clinical trials of entrectinib or any other product candidates are not successful, we may not be able to use those results as the basis for advancing these product candidates into further clinical development. In that case, we may not have the resources to conduct new clinical trials, and/or we may determine that further clinical development of these product candidates is not justified and may decide to discontinue the programs. If the results of preclinical testing for our other product candidates are not successful, we may not be able to use those results as the basis for advancing those programs into further development. If studies of our product candidates produce unsuccessful results and we are forced or elect to cease their development, our business and prospects could be substantially harmed, particularly if the product candidates for which development has ceased are at the clinical development stage.

Risks Related to Managing Any Growth We May Experience

We will need to grow the size of our organization, and we may experience difficulties in managing any growth we may achieve.

As of July 31, 2016, we had 110 employees, 105 of whom were full-time and five of whom were part-time. As our development and commercialization plans and strategies develop, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. We expect future growth to impose significant added responsibilities on members of management, particularly as we continue to expand our ongoing entrectinib and other development programs, including:

•	effectively managing our clinical trials and submissions to regulatory authorities for marketing approvals;

•	effectively managing our preclinical development efforts;

•	identifying, recruiting, maintaining, motivating and integrating additional employees;

•	establishing relationships with third parties essential to our business and ensuring compliance with our contractual obligations to such third parties;

•	developing and managing new segments of our internal business, including any sales, marketing and commercial operations functions we may elect to establish;

•	maintaining our compliance with public company reporting and other obligations, including establishing and maintaining effective internal control over financial reporting and disclosure controls and procedures; and

•	improving our managerial, development, operational and finance systems.

We may not be able to accomplish any of those tasks, and our failure to do so could prevent us from effectively managing future growth, if any, and successfully growing our company.

Our operations are vulnerable to interruption by natural disasters, power loss, terrorist activity and other events beyond our control, the occurrence of which could materially harm our business.

Businesses located in California have, in the past, been subject to electrical blackouts as a result of a shortage of available electrical power, and any future blackouts could disrupt our operations. We are vulnerable to a major earthquake, wildfire, flooding, inclement weather and other natural disasters, and we have not undertaken a systematic analysis of the potential consequences to our business as a result of any such natural disaster and do not have an applicable recovery plan in place. We carry only limited business interruption insurance that would compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us in excess of insured amounts could cause our business to materially suffer.

Risks Related to Ownership of Our Common Stock

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of July 29, 2016, a total of 41.7 million shares of our common stock were outstanding. Of those shares, approximately 37.4 million were freely tradable, without restriction, in the public market. Such shares represented approximately 90% of our outstanding shares of common stock as of that date. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional equity capital. We filed registration statements with the SEC to register the resale of all of the 3,000,000 shares of our common stock issued and sold to Teva in March 2015, and all of the 2,713,000 shares of our common stock issued and sold to Lilly in November 2015. Both of these registration statements have been declared effective by the SEC. The resale registration statements permit the resale of these shares at any time without restriction. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, because there are a large number of shares registered pursuant to the resale registration statements, the selling stockholders named in such registration statements may continue to offer shares covered by the resale registration statements for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the resale registration statements may continue for an extended period of time, and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of July 31, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 51% of our outstanding voting stock (which includes shares they had the right to acquire within 60 days). Accordingly, our directors and executive officers and large stockholders have significant influence over our affairs due to their substantial ownership coupled with the positions of some of these stockholders on our management team, and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership in our Board of Directors and management team and certain other large stockholders may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe are in their best interest.

We do not intend to pay cash dividends on our capital stock in the foreseeable future.

Other than a $3.50 per share cash dividend we declared and paid in connection with and prior to the closing of the October 31, 2013 merger in which we initially became the wholly owned subsidiary of the company previously known as Infinity Oil & Gas Company, we have never declared or paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. In addition, our ability to pay cash dividends is currently prohibited by the terms of our loan agreement with SVB and Oxford. Any future payment of cash dividends would depend on our financial condition, contractual restrictions, solvency tests imposed by applicable corporate laws, our results of operations, our anticipated cash requirements and other factors and will be at the discretion of our board of directors. Our stockholders should not expect that we will ever pay cash or other dividends on our outstanding capital stock.

The results of the United Kingdom’s referendum on withdrawal from the European Union, or EU, may have a negative effect on global economic conditions, financial markets and our business.

On June 23, 2016, a majority of voters in the United Kingdom elected to withdraw from the EU in a national referendum (commonly referred to as Brexit). The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the EU, and has given rise to calls for certain regions within the United Kingdom to preserve their place in the EU by separating from the United Kingdom, as well as for the governments of other EU member states to consider withdrawal.

These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Asset valuations, currency exchange rates and credit ratings may be especially subject to increased market volatility. Lack of clarity about future U.K. laws and regulations as the United Kingdom determines which EU laws to replace or replicate in the event of a withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs and depress economic activity. If the United Kingdom and the EU are unable to negotiate acceptable withdrawal terms or if other EU member states pursue withdrawal, barrier-free access between the United Kingdom and other EU member states or among the European economic area overall could be diminished or eliminated. In addition, we expect that Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replicate or replace. If the United Kingdom were to significantly alter its regulations affecting the biotechnology or pharmaceutical industries, we could face significant new costs. It may also be time-consuming and expensive for us to alter our internal operations in order to comply with new regulations. Altered regulations could also add time and expense to the process by which our product candidates receive regulatory approval in the United Kingdom and the EU. Similarly, it is unclear at this time what Brexit’s impact will have on our intellectual property rights and the process for obtaining and defending such rights. It is possible that certain intellectual property rights, such as trademarks, granted by the EU will cease being enforceable in the United Kingdom absent special arrangements to the contrary. With regard to existing patent rights, the effect of Brexit should be minimal considering enforceable patent rights are specific to the United Kingdom, whether arising out of the European Patent Office or directly through the U.K. patent office. Any of these factors could have a material adverse effect on our business, financial condition and results of operations and affect our strategy in the U.K. pharmaceutical market.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated May 7, 2013, by and between Ignyta, Inc. and Actagene Oncology, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

2.2	Agreement and Plan of Merger and Reorganization, dated October 31, 2013, by and among Ignyta, Inc. (then known as Infinity Oil & Gas Company), IGAS Acquisition Corp., and Ignyta, Inc. (then known as Ignyta Operating, Inc.) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

2.3	Agreement and Plan of Merger, dated June 12, 2014, by and among Ignyta, Inc. (then known as Ignyta Operating, Inc.), and its parent entity Ignyta, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

3.1	Second Amended and Restated Certificate of Incorporation of Ignyta, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

3.2	Amended and Restated Bylaws of Ignyta, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

4.2	Warrant to Purchase Stock, issued to Silicon Valley Bank on June 25, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

4.3	Warrant to Purchase Stock, issued to Silicon Valley Bank on February 27, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

4.4	Warrant to Purchase Common Stock, dated November 6, 2013, issued to Nerviano Medical Sciences S.r.l. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2013).

4.5	Warrant to Purchase Stock, issued to Silicon Valley Bank on September 30, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2014).

4.6	Warrant to Purchase Stock, issued to Life Science Loans, LLC on September 30, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2014).

4.7	Warrant to Purchase Stock, issued to Silicon Valley Bank on September 30, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2015).

4.8	Warrant to Purchase Stock, issued to Life Science Loans, LLC on September 30, 2015 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2015).

4.9	Warrant to Purchase Common Stock, issued to Silicon Valley Bank on June 30, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016).

4.10	Warrant to Purchase Stock, issued to Oxford Finance LLC on June 30, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016).

4.11	Warrant to Purchase Stock, issued to Oxford Finance LLC on June 30, 2016 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016).

4.12	Warrant to Purchase Stock, issued to Oxford Finance LLC on June 30, 2016 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016).

4.13	Warrant to Purchase Stock, issued to Oxford Finance LLC on June 30, 2016 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016).

10.1	Loan and Security Agreement by and among Ignyta, Inc., Silicon Valley Bank, as Collateral Agent, and Silicon Valley Bank and Oxford Finance LLC, as Lenders, dated June 30, 2016 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016).

10.2	Ignyta, Inc. Amended and Restated 2014 Incentive Award Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a –14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a –14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGNYTA, INC.

Date: August 9, 2016	By:	/s/ Jonathan E. Lim, M.D.
Jonathan E. Lim, M.D. President and Chief Executive Officer

Date: August 9, 2016	By:	/s/ Jacob M. Chacko, M.D.
Jacob M. Chacko, M.D. Chief Financial Officer