Form 10-K
period 2016-12-31
Ignyta, Inc.
filed 2017-03-14
CIK 1557421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36344

Ignyta, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-3174872
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4545 Towne Centre Court San Diego, California	92121
(Address of Principal Executive Offices)	(Zip Code)

(858) 255-5959

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $114.1 million, based on the closing price of the registrant’s common stock on the Nasdaq Capital Market of $5.42 per share.

The number of outstanding shares of the registrant’s common stock, par value 0.0001 per share, as of February 28, 2017 was 41,700,063.

IGNYTA, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2016

i

PART I

Forward-Looking Statements and Market Data

This Annual Report on Form 10-K and the information incorporated herein by reference contain forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements include, but are not limited to, statements about:

•	the results of our research and development activities, including uncertainties relating to the in-license, or acquisition of potential product candidates and the preclinical and clinical testing of our product candidates;

•	the stage of our product candidates presently under development;

•	our ability to obtain and, if obtained, maintain regulatory approval of our current product candidates, and any of our future product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate;

•	our need for substantial additional funds in order to pursue our business plan and the uncertainty of whether we will be able to obtain the funding we need;

•	our ability to retain or hire key scientific or management personnel;

•	our ability, alone or together with partners, to validate, develop and obtain regulatory approval of companion diagnostics for our product candidates;

•	our ability to protect our intellectual property rights, including patent and other intellectual property rights;

•	our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators;

•	our ability to develop or obtain through collaborators successful sales and marketing capabilities in the future as needed;

•	the size and growth of the potential markets for any of our product candidates, and the rate and degree of market acceptance of any of our product candidates;

•	competition in our industry;

•	the impact of healthcare reform legislation and other legislation pertinent to the biopharmaceutical industry; and

•	regulatory developments in the United States and foreign countries.

The forward-looking statements are contained principally in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. These statements relate to future events or our future financial performance or condition and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading Item 1A — “Risk Factors.”

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

We have registered trademarks in the United States for Ignyta®, the Ignyta word mark and design, the Ignyta design, Methylome®, and Trailblaze®, and have pending trademark applications in the United States for Ignyta™, the Ignyta word mark and design, the Ignyta design, Oncolome™, Pharos™, Trailblaze™, Trailblaze Pharos™ and Trailblaze Pharos and design. We have registered trademarks in the European Union, or EU, for Ignyta®, the Ignyta design, Methylome®, Oncolome®, Pharos®, Trailblaze®, Trailblaze Pharos® and Trailblaze Pharos and design. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owner.

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

Business Overview

We are a biotechnology company focused on precision medicine in oncology. Our goal is not just to shrink tumors, but to eradicate residual disease – the source of cancer relapse and recurrence – in precisely defined patient populations. We are pursuing an integrated therapeutic, or Rx, and companion diagnostic, or Dx, strategy for treating cancer patients. Our Rx efforts are focused on in-licensing or acquiring, then developing and commercializing molecularly targeted therapies that, sequentially or in combination, are foundational for eradicating residual disease. Our Dx efforts aim to pair these product candidates with biomarker-based companion diagnostics that are designed to precisely identify, at the molecular level, the patients who are most likely to benefit from the therapies we develop.

Our current pipeline includes the following compounds:

•	entrectinib, formerly called RXDX-101, an orally bioavailable, CNS-active, small molecule tyrosine kinase inhibitor directed to the TRK (tropomyosin receptor kinase) family tyrosine kinase receptors (TRKA, TRKB and TRKC), ROS1 and ALK (anaplastic lymphoma kinase) proteins, which is in a Phase 2 clinical study, two Phase 1 clinical studies in molecularly defined adult patient populations for the treatment of solid tumors, and a Phase 1/1b clinical study in pediatric patients with advanced solid tumor malignancies;

•	RXDX-105, an orally bioavailable, vascular endothelial growth factor receptor, or VEGFR, -sparing, small molecule tyrosine kinase inhibitor of RET, that has achieved clinical proof-of-concept and is in an ongoing Phase 1b clinical trial;

•	taladegib, an orally bioavailable, small molecule hedgehog/smoothened antagonist that has achieved clinical proof-of-concept and a recommended Phase 2 dose in a Phase 1 dose escalation trial; and

•	RXDX-106, a pseudo-irreversible, small molecule inhibitor of TYRO3, AXL and MER, or collectively TAM, and c-MET that is in late preclinical development.

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

In May 2016, we determined to prioritize our resources and development efforts on our lead product candidate, entrectinib. In connection with this, we determined to discontinue our Spark discovery-stage program and are in discussions with Lilly regarding the optimal path forward for taladegib in the context of our pipeline priorities. In connection with these discussions Lilly has indicated that it believes that we may not have satisfied certain of our obligations to Lilly under the license agreement, but Lilly has also indicated an interest in achieving an amicable resolution with respect to this issue and the parties are continuing discussions consistent with this desire. We also have rights to RXDX-107, a new chemical entity comprising an alkyl ester of bendamustine encapsulated in human serum albumin, or HSA, to form nanoparticles; and topical taladegib, a development program for the potential treatment of patients with superficial and nodular basal cell carcinoma. In February 2016, we announced that we had ceased all development activities relating to this program.

Our ability to identify innovative cancer targets and develop drugs against them is enabled by, and dependent on, a set of essential capabilities and the experience of our management team. The members of our team have significant experience in medicinal chemistry, lead optimization, ADME & PK (the study of absorption, distribution, metabolism, excretion, and pharmacokinetics), preclinical development and clinical development, and have collectively led or contributed to the development of multiple drugs approved by the U.S. Food and Drug Administration, or the FDA, including several cancer therapeutics. In addition, we have a laboratory accredited by the College of American Pathologists, or CAP, and certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, and our Trailblaze Pharos assay has been granted an investigational device exemption (IDE) by the FDA. Our personnel use their expertise and our laboratory facilities with the goal of developing biomarker-based molecular assays to precisely define the patient populations in which we would test our product candidates, screen patients for enrollment in our clinical trials and potentially perform commercial companion diagnostic testing should any of our product candidates and the associated companion diagnostic obtain marketing approval.

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

Cancer is the second leading cause of death in the United States, exceeded only by heart disease. The American Cancer Society, or ACS, estimates that, in 2017, there will be approximately 1.69 million new cases of cancer and approximately 601,000 deaths from cancer in the United States. The World Health Organization estimated that 8.8 million people worldwide died of cancer in 2015. According to ACS data, breast, lung, prostate and colorectal cancer are the most prevalent cancers in the United States.

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

Targeted Therapies. The next approach to pharmacological cancer treatment was to develop drugs, referred to as targeted therapeutics, that target specific biological molecules in the human body that play a role in rapid cell growth and the spread of cancer. Targeted therapeutics are designed to preferentially kill cancer cells and spare normal cells, to improve efficacy and minimize side effects. The drugs are designed to attack either a target that causes uncontrolled growth of cancer cells or a target on which cancer cells are more dependent for their growth than normal cells. These drugs focus on eradicating processes that help the cancer cell survive. These drugs also affect oncogenes, which are the drivers or cause of the cancer itself.

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

Strategy

We are a biotechnology company focused on precision medicine in oncology. Our goal is not just to shrink tumors, but to eradicate residual disease – the source of cancer relapse and recurrence – in precisely defined patient populations through the application of our integrated Rx/Dx approach. Our Rx efforts are focused on in-licensing or acquiring, then developing and commercializing molecularly targeted therapies that, sequentially or in combination, are foundational for eradicating residual disease. Our Dx efforts aim to pair these product candidates with biomarker-based companion diagnostics that are designed to precisely identify, at the molecular level, the patients who are most likely to benefit from the therapies we develop. Key elements of our strategy are to:

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

Pipeline

Consistent with our strategy, we are seeking to develop our product candidates for precise biomarker-defined patient groups. Our product candidates are at various stages of development, and we anticipate that it will be several years before any of our product candidates could be commercialized.

Entrectinib

Entrectinib is a new chemical entity that we in-licensed from NMS. Entrectinib is an orally available, CNS-active, selective tyrosine kinase inhibitor of the TRK family tyrosine kinase receptors (TRKA, TRKB and TRKC), ROS1 and ALK proteins. Entrectinib is designed as a targeted therapeutic candidate to treat patients with cancers that harbor activating alterations to NTRK1 (encoding TRKA), NTRK2 (encoding TRKB), NTRK3 (encoding TRKC), ROS1 (encoding ROS1) or ALK (encoding ALK). NTRK1, NTRK2, and NTRK3 may be collectively referred to as NTRK. TRKA, TRKB, and TRKC may be collectively referred to as TRK.

Rationale for Targeting TRKA, TRKB, TRKC, ROS1 and ALK

About TRK. The TRK family of tyrosine kinase receptors, which includes TRKA, TRKB and TRKC, are activated by neurotrophins, a family of nerve growth factors. The TRK family members play a key role in normal embryonic central neuronal cell development and differentiation and normal adult peripheral neuronal cell development and differentiation. Deregulated kinase activities of TRK family members occur due to gene rearrangements and translocations, mutations, overexpression and alternative splicing and are associated with a number of human neuronal and non-neuronal cancers.

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

About ALK. ALK also belongs to the insulin-receptor superfamily and is related to ROS1. Aberrant ALK fusion proteins spontaneously form molecular structures that lead to self-activation and constitutive activity within cancer cells, via activation of signal transduction pathways and intracellular kinases that drive uncontrolled tumor cell growth, metabolism and survival.

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

•	NTRK1, NTRK2 and NTRK3 appear to be rearranged across a range of tumor types, including non-small cell lung cancer, colorectal adenocarcinoma, salivary gland cancer, sarcoma, glioblastoma, astrocytoma, melanoma, papillary thyroid carcinoma cancer, breast cancer and cholangiocarcinoma, among other tumor types.

•	ROS1 appears to be rearranged across a range of tumor types, including non-small cell lung adenocarcinoma, colorectal adenocarcinoma, cholangiocarcinoma, sarcoma, glioblastoma, and melanoma, among other tumor types.

•	ALK appears to be rearranged across a range of tumor types, including non-small cell lung adenocarcinoma, colorectal adenocarcinoma, cholangiocarcinoma, sarcoma, and papillary thyroid carcinoma, among other tumor types.

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

In the initial two dosing schedules, patients received entrectinib for four consecutive days followed by three days without dosing. In the first such intermittent dosing schedule, patients received entrectinib in the fasted state for the first three weeks of each 28-day dosing cycle, with no dosing during the fourth week. In the second intermittent dosing schedule, patients received entrectinib in the fed state four days-on/three days-off without interruption. We are no longer enrolling patients using either intermittent dosing schedule. We are instead enrolling patients in a continuous dosing schedule, in which subjects are dosed once-daily in a fed state for each day of every 28-day dosing cycle.

In July 2014, we initiated a global Phase 1 clinical trial of entrectinib called STARTRK-1, which is the first of the “Studies of Tumor Alterations Responsive to Targeting Receptor Kinases.” This trial is a multicenter, single-arm, open-label clinical trial of oral entrectinib in adult patients with locally advanced or metastatic cancer confirmed to be positive for alterations to NTRK, ROS1 or ALK. In this trial subjects are dosed once-daily in the fed state on each day of every 28-day dosing cycle.

Both trials were designed to determine the maximum tolerated dose, or MTD, and/or recommended Phase 2 dose, or RP2D, as well as preliminary anti-cancer activity, of single agent entrectinib in patients with solid tumors with the relevant molecular alterations.

Updated results from the ALKA-372-001 and STARTRK-1 Phase 1 clinical trials were published in the journal Cancer Discovery in February 2017. As of the September 20, 2016, data cutoff for the publication, the findings showed:

•	A total of 119 patients with a range of solid tumors had been dosed across both clinical trials, with 45 patients treated at the RP2D of 600 mg, taken orally once per day (QD). The publication represented the largest published patient safety experience of any TRK inhibitor in clinical development.

•	Entrectinib was well tolerated, with no responding patients discontinuing the study due to adverse events, or AEs, and no evidence of cumulative toxicity, renal or hepatic toxicity, or QTc prolongation.

•	The majority of treatments-related AEs were Grade 1 or 2 in severity; Grade 3 events were reversible with dose modifications.

•	Only one Grade 4 and no treatment related Grade 5 AEs were reported across the two studies.

•	The most common treatment-related AEs of any grade were fatigue/asthenia, dysgeusia, parasthesias, nausea and myalgias.

•	25 patients across both clinical trials met the expected Phase 2 eligibility criteria, which include the presence of NTRK1, NTRK2, NTRK3, ROS1 or ALK fusions, as opposed to other types of molecular alterations; the patient not having been previously treated with an ALK inhibitor or a ROS1 inhibitor; and treatment at or above the RP2D.

•	In three patients with NTRK1/2/3-rearranged solid tumors (non-small cell lung cancer, or NSCLC, mammary analog secretory carcinoma, or MASC, and colorectal cancer) and with Response Evaluation Criteria in Solid Tumors, or RECIST, -measurable disease, the objective response rate, or ORR, was 100%, including complete resolution of brain metastases in the patient with NSCLC. The durations of response were 2.6 months (colorectal cancer), 4.6 months (MASC), and 15.1 months (NSCLC; patient treatment ongoing as of data cutoff date). An additional patient with an NTRK1-rearranged glioneuronal tumor experienced 60% reduction in tumor burden by 3-dimensional volumetric assessment (stable disease by RECIST, which is not validated for primary brain tumors).

•	An ORR of 86% was observed in 14 patients with ROS1-rearranged solid tumors (13 NSCLC patients, one melanoma patient), including two complete responses; an ORR of 85% was observed in the 13 patients with ROS1-rearranged NSCLC. A median duration of response of 17.4 months was seen for all ROS1-rearranged cancers, and among 13 patients with ROS1-rearranged NSCLC, the median duration of response was 17.3 months.

•	In seven patients with ALK-rearranged solid tumors, the ORR was 57%, and responses were observed in ALK-rearranged NSCLC, renal cell carcinoma and colorectal cancer. A median duration of response of 7.4 months was seen for ALK-rearranged cancers.

Phase 2 Clinical Trial

In September 2015, we initiated the STARTRK-2 clinical trial of entrectinib. It is a global, multicenter, open label, potentially registration-enabling Phase 2 clinical trial of entrectinib in multiple solid tumors that utilizes a basket design with screening of patient tumor samples for gene rearrangements of the relevant targets.

Diagnostic Technologies for Patient Identification

Multiple diagnostic technologies are available for measuring alterations in NTRK1/2/3, ROS1 and ALK. There is an FDA-approved fluorescence in situ hybridization (FISH) test for measuring ALK translocations (Vysis, manufactured by Abbott Molecular). There is also a commercially available FISH test for measuring ROS1 translocations. In addition, ALK and ROS1 protein expression levels can also be measured by immunohistochemistry (IHC) using commercially available antibodies, including the FDA-approved companion diagnostic assay for ALK from Ventana Medical Systems, Inc. Finally, several commercial, as well as academic, groups offer next generation sequencing-based methods for the detection of sequence mutations and gene translocations of NTRK1, NTRK2, NTRK3, ROS1 and ALK.

We have evaluated each of these candidate diagnostic approaches, and we have developed a proprietary, RNA-based companion diagnostic next-generation screening, or NGS, assay, called Trailblaze Pharos, to be performed in our CAP-accredited and CLIA-certified diagnostic laboratory. In August 2016, the FDA approved an investigational device exemption, or IDE, for our Trailblaze Pharos assay which is intended for use in identifying patients, including those who are treatment-naïve, who have solid tumors with NTRK1/2/3, ROS1, or ALK gene rearrangements leading to fusion proteins, to determine eligibility for enrollment into the global STARTRK-2 clinical trial. In November 2016, the FDA also granted our request to review our Trailblaze Pharos companion diagnostic test service under the Expedited Access Pathway, or EAP, program. Our diagnostic development team is also building upon our Trailblaze platform to detect molecular alterations of interest for our other targeted programs.

RXDX-105

RXDX-105 is a new chemical entity that we acquired in 2015 from Teva. RXDX-105 is an orally bioavailable, small molecule tyrosine kinase inhibitor with potent activity against RET that spares vascular endothelial growth factor, or VEGFR. We believe this program enables us the potential for a first-in-class and best-in-class opportunity in RET-driven solid tumors.

Rationale for Targeting RET

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

We announced data from this ongoing clinical trial in December 2016 at the 2016 EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium. As of the November 2016 data cut-off for the presentation, the findings showed:

•	A total of 91 patients with a range of solid tumors were dosed in the clinical trial, with 55 patients treated in the Phase 1 study and 36 patient treated in the Phase 1b study.

•	RXDX-105 continues to demonstrate a safety profile similar to what has been previously reported.

•	The most frequent (>10% incidence) treatment-related AEs were rash, fatigue, diarrhea, nausea, hypophosphatemia, vomiting, muscle spasms and decreased appetite. The majority of treatment-related AEs were Grade 1 or 2, and were reversible with dose modification. The most common Grade 3 treatment-related AEs were rash, hypophosphatemia, and an increase in alanine aminotransferase, or ALT.

•	One patient experienced a Grade 3 drug reaction with eosinophilia and systemic symptoms, in which the patient recovered with drug discontinuation. One patient experienced Grade 3 rash complicated by fatal alveolar hemorrhage.

•	Toxicities commonly associated with VEGFR inhibition, such as hypertension, hypothryroidism, proteinuria, and neutrotoxicity, were rarely observed.

•	Of the 36 patient treated in the Phase 1b study, 35 had RET or BRAF molecular alterations.

•	Nine RET inhibitor-naïve patients with RET fusion-positive tumors were treated at a daily dose of 275 mg or 350 mg in the fed state, and were evaluable for response.

•	A preliminary ORR of 56% was observed in patients with RET fusion-positive solid tumors who were RET inhibitor-naïve (five out of nine treated patients had a RECIST response). Of the five patients demonstrating a RECIST response, one patient with metastatic colorectal cancer (mCRC) achieved a complete response; three patients, all with NSCLC, achieved a partial response; and one patient with NSCLC had an unconfirmed partial response.

•	Among the seven patients with RET fusion-positive NSCLC who were RET inhibitor- naïve, three achieved a partial response and one achieved an unconfirmed response (a second scan had not been obtained at the date of the data cutoff), for a preliminary ORR of 57%.

•	Duration of response to RXDX-105 ranged from 2+ to 7+ months, with all responder patients currently continuing on treatment in active response; median duration of response, therefore, has not yet been determined.

•	Additionally, a previously disclosed Phase 1 patient with RET-mutated M918T medullary thyroid cancer had a confirmed partial response and continues on treatment after 10 cycles.

•	Among the remaining patients treated in Phase 1b who were either RET fusion-positive and received prior RET inhibitor treatments, or had BRAF molecular alterations, durable disease control but no objective responses have been observed to date.

•	These data demonstrated that RXDX-105 was active across a range of different histologies, with confirmed RECIST responses observed in medullary thyroid cancer, NSCLC, and mCRC, and across a range of RET molecular alterations, including the M918T point mutation, and CCDC6-, EML4-, and PARD3-RET fusions.

Taladegib

Taladegib is a new chemical entity to which we acquired rights from Lilly in 2015. Taladegib is an orally available, small molecule hedgehog/smoothened antagonist that has achieved clinical proof-of-concept and a recommended Phase 2 dose in a Phase 1 dose escalation trial.

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

Lilly presented interim results from this clinical trial in November 2015 at the 2015 EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics. As of the data cut-off for the presentation, the findings showed:

•	A total of 84 patients with a range of solid tumors had been dosed, 47 of whom had advanced or metastatic basal cell carcinoma.

•	The most frequent (>10% incidence) treatment-related AEs were dysgeusia, fatigue, nausea, muscle spasms and decreased appetite. Most toxicities were Grade 1 or 2, with 18 reported Grade 3 AEs. There were no Grade 4 or Grade 5 AEs reported. Dose limiting toxicity was seen at 600 mg, and the maximum tolerated dose was determined to be 400 mg, once daily.

•	Among patients with advanced or metastatic basal cell carcinoma, the overall response rate in patients who were hedgehog inhibitor naïve was 69%, based on 11 responses out of 16 patients. The overall response rate in patients who had previously received hedgehog inhibitor therapy was 38%, based on 11 responses out of 29 evaluable patients. Taking into account patients with stable disease, the percentage of patients who received clinical benefit from taladegib treatment was 100% in the hedgehog inhibitor naïve patient subset and approximately 90% in the previously hedgehog inhibitor treated patient subset.

In May 2016, we determined to prioritize our resources and development efforts on our lead product candidate, entrectinib, and are in discussions with Lilly regarding the optimal path forward for taladegib in the context of our pipeline priorities. In connection with these discussions Lilly has indicated that it believes that we may not have satisfied certain of our obligations to Lilly under the license agreement, but Lilly has also indicated an interest in achieving an amicable resolution with respect to this issue and the parties are continuing discussions consistent with this desire.

RXDX-106

RXDX-106 is a small molecule, pseudo-irreversible inhibitor of TYRO3, AXL and MER, or collectively TAM, and c-MET that is in late preclinical development.

Rationale for Targeting TAM and c-MET

About TAM. Numerous studies have shown that the TAM receptors play a critical, dual regulatory role in cancer. Aberrantly elevated TAM signaling is associated with cancer progression, metastasis and drug resistance. At the same time, TAM receptors in diverse immune cells, such as macrophages, T cells, NK cells and dendritic cells, are key negative regulators of both innate and acquired immunity. Thus, targeted inhibition of TAM receptors has emerged as a potential novel strategy for cancer treatment by not only impeding the tumorigenic, metastatic, and chemo-resistant capabilities of the tumor cells, but also by activating innate and adaptive anti-tumor immune responses.

About c-MET. The c-MET pathway plays an important role in cancer development, progression and resistance to anti-EGFR and other targeted therapies. Particularly, molecular alterations that result in MET exon 14 skipping are found in lung cancer and other cancer types and shown to confer sensitivity to MET inhibition.

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

The agreement requires us to make development, regulatory and sales milestone payments to Daiichi Sankyo of up to $44.5 million in the aggregate for RXDX-105, and up to $47.5 million in the aggregate for RXDX-106. When and if commercial sales of a product based on either of RXDX-105 or RXDX-106 begin, we will be obligated to pay Daiichi Sankyo tiered royalties ranging from a mid-single digit percentage to a low double digit percentage of net sales, depending on annual amounts of net sales, with standard provisions for royalty offsets to the extent we are required to obtain any rights from third parties to commercialize either RXDX-105 or RXDX-106. Royalties are payable to Daiichi Sankyo on a product-by-product, country-by-country basis beginning on the date of the first commercial sale in a country and ending on the later of 10 years after the date of such sale in that country or the expiration date of the last to expire patent subject to the agreement covering the product in that country.

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

The agreement provided for an up-front payment by us to Lilly of $2.0 million and the issuance by us to Lilly in a private placement of 1,213,000 unregistered shares of our common stock. When and if commercial sales of products we develop under the license begin, we will be obligated to pay Lilly a mid-single digit royalty based on net sales. When and if commercial sales of combination products developed by Lilly under the grant-back license begin, Lilly will be obligated to pay us a royalty of net sales. Both parties’ royalty obligations are subject to standard provisions for royalty offsets to the extent a party is required to obtain any rights from third parties to commercialize the applicable products, or in the event of loss of exclusivity or generic competition. The agreement also requires that we make development and sales milestone payments to Lilly of up to $38.0 million. We may elect to pay a portion of such amounts by issuing to Lilly shares of our common stock in a private placement, subject to certain conditions.

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

With respect to entrectinib, we are aware that Loxo Oncology is developing larotrectnib (LOXO-101) for patients with TRK-positive solid tumors, and has initiated a Phase 2 basket trial in adult cancer patients whose tumors harbor TRK fusions and a Phase 1/1b trial in pediatric cancer patients. We are also aware of three agents that have been approved by the FDA for ALK-positive NSCLC – Pfizer’s Xalkori®/crizotinib, Novartis’ Zykadia®/ceritinib and Roche’s Alecensa®/alectinib. Alectinib is also approved for this indication in Japan. In addition, we are aware that Pfizer’s Xalkori®/crizotinib has also been approved by the FDA for ROS1-positive NSCLC.

With respect to taladegib, we are aware of two agents that have been approved by the FDA to treat basal cell carcinoma and are designed to selectively inhibit the hedgehog pathway by binding the smoothened protein: Genentech’s Erivedge®/vismodegib and Novartis’ Odomzo®/sonidegib.

We are also aware of several other products in development targeting TRKA, TRKB, TRKC, ROS1, ALK, Hedgehog/Smoothened, RET, TYRO3, AXL, MER and/or c-MET for the treatment of cancer, some of which may be in a more advanced stage of development than our product candidates. There are also many other compounds directed to other molecular targets that are in clinical development by a variety of companies to treat cancer types that we may choose to pursue with our programs.

Commercialization

We have not yet established significant sales, marketing or product distribution infrastructure. For any of our product candidates for which we may in the future receive marketing approvals, we may seek to commercialize the product ourselves or to avail ourselves of commercial capabilities through one or more collaborations. In any such collaboration, we would likely seek to retain certain commercialization rights to our product candidates as a means of retaining strategic flexibility to enable us to maximize shareholder value.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. We have a limited number of supply arrangements for entrectinib, and we are currently reliant on a single contract manufacturer for the clinical supply of RXDX-105. In addition, we have only a limited clinical supply of taladegib, and we must seek to establish clinical supply agreements with third parties for future supplies. We do not currently have arrangements in place for commercial supply of bulk drug substance or drug products. For all of our product candidates, we plan to identify and qualify manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to submission of a new drug application, or NDA, to the FDA.

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

Our license agreements relating to our entrectinib, RXDX-105, and taladegib development programs grant us exclusive, worldwide licenses under a portfolio of patents and patent applications directed to the licensed development programs. We own the rights to composition of matter patents and patent applications directed to our RXDX-106 and RXDX-107 programs. The composition of matter patents in the United States expire in 2029 for the issued patent relating to entrectinib, in 2030 for the issued patent relating to RXDX-105, in 2032 for the issued patent relating to RXDX-106, in 2033 for the issued patent relating to RXDX-107, and in 2031 for the issued patent relating to taladegib.

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

In addition to patents, we have registered trademarks in the United States for Ignyta®, the Ignyta word mark and design, the Ignyta design, Methylome®, and Trailblaze®, and have pending trademark applications in the United States for Ignyta™, the Ignyta word mark and design, the Ignyta design, Oncolome™, Pharos™, Trailblaze™, Trailblaze Pharos™ and Trailblaze Pharos and design. We have registered trademarks in the European Union, or EU, for Ignyta®, the Ignyta design, Methylome®, Oncolome®, Pharos®, Trailblaze®, Trailblaze Pharos® and Trailblaze Pharos and design. We also rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our employees and selected consultants, scientific advisors and collaborators. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses requiring invention assignment, to grant us ownership of technologies that are developed through a relationship with a third party.

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

Preclinical Studies and IND

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for AEs and, in some cases, to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive AEs and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA, and more frequently if serious AEs occur. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Pursuant to the 21st Century Cures Act, which was enacted on December 13, 2016, the manufacturer of an investigational drug for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access. This requirement applies on the later of 60 days after the date of enactment or the first initiation of a Phase 2 or Phase 3 trial of the investigational drug.

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

Under the FDA’s Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying NDA or biologics license application, or BLA, for the treatment of a rare pediatric disease, the sponsor of such application would be eligible for a Pediatric Disease Priority Review Voucher that can be used to obtain priority review for a subsequent NDA or BLA. The FDA defines a “rare pediatric disease” as a disease that (1) is a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents and (2) is a rare disease or condition within the meaning of the Orphan Drug Act (i.e., it affects fewer than 200,000 individuals in the U.S.). The FDA has granted us rare pediatric disease designation for entrectinib for the treatment of neuroblastoma.

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

The ANDA also will not be approved until any applicable non-patent exclusivity periods, such as exclusivity for obtaining approval of a new chemical entity, applicable to the RLD have expired. Federal law provides a period of five years following FDA approval of a RLD containing a new active moiety, during which time an ANDA for a generic version of the RLD cannot be filed with the FDA, unless the ANDA contains a Paragraph IV certification to an Orange Book-listed patent for the RLD, in which case the ANDA may be filed with the FDA four years following approval of the RLD. Federal law provides for a period of three years of exclusivity during which the FDA cannot grant effective approval of an ANDA if the RLD contains a previously approved active moiety and the application contained data from new clinical studies (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to the approval of the application. This three-year exclusivity period often protects new drug products that contain a previously approved active moiety, such as a new dosage form, route of administration, combination or indication. Under the Best Pharmaceuticals for Children Act, federal law also provides that periods of patent and non-patent marketing exclusivities listed in the Orange Book for a RLD may be extended by six months if the NDA sponsor conducts pediatric studies identified by the FDA in a written request. If such a written request is issued by the FDA, the FDA must grant pediatric exclusivity no later than six months prior to the date of expiration of patent or non-patent exclusivities in order for the six-month pediatric extension to apply to those exclusivity periods.

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

Combination Products

The FDA regulates combinations of products that cross FDA centers, such as drug, biologic or medical device components that are physically, chemically or otherwise combined into a single entity, as a combination product. The FDA center with primary jurisdiction for the combination product will take the lead in the premarket review of the product, with the other center consulting or collaborating with the lead center. The 21st Century Cures Act, or Cures Act, amended the provisions of the FDCA relating to the regulation of combination products to, among other things, require the FDA to conduct the premarket review of any combination product under a single application whenever appropriate.

In practice, the FDA’s Office of Combination Products, or OCP, determines which center will have primary jurisdiction for the combination product based on the combination product’s “primary mode of action.” A mode of action is the means by which a product achieves an intended therapeutic effect or action. The primary mode of action is the mode of action that provides the most important therapeutic action of the combination product, or the mode of action expected to make the greatest contribution to the overall intended therapeutic effects of the combination product.

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

If a combination product sponsor disagrees with OCP’s primary mode of action determination, the Cures Act permits the sponsor to request that FDA provide a substantive rationale for its determination. The sponsor can then propose one or more studies to establish the relevance of the chemical action in achieving the product’s primary mode of action and FDA and the sponsor will collaborate to reach agreement on the design of such studies within 90 calendar days. If the sponsor conducts the agreed-upon studies, FDA must consider the resulting data when reevaluating the product’s primary mode of action.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks or imposition of distribution or other restrictions under a REMS program. Other potential consequences of a failure to comply with regulatory requirements during or after the FDA approval process include, among other things:

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

In August 2014 the FDA issued guidance that addresses issues critical to developing in vitro companion diagnostics. The guidance states that if safe and effective use of a therapeutic product depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product. In July 2016, the FDA issued a draft guidance intended to assist sponsors of the drug therapeutic and in vitro companion diagnostic device on issues related to co-development of the products.

The FDA generally requires in vitro companion diagnostics intended to select the patients intended to receive a cancer treatment to obtain approval of a pre-market application, or PMA approval, for that diagnostic simultaneously with approval of the drug.

Medical Device Approval Pathways

To be commercially distributed in the United States, a medical device, including an in vitro diagnostic, or IVD, must receive either 510(k) clearance, de novo authorization, or PMA approval from the FDA prior to marketing. There are three classes of medical devices recognized by the FDA, Class I (low risk), Class II (moderate risk), and Class III (high risk). Class III devices are those deemed by the FDA to pose the greatest risk, such as life-sustaining, life supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a pre-amendment Class III device for which PMAs have not been called. Class III devices generally require PMA approval prior to marketing. The PMA approval pathway requires that the subject device demonstrates a reasonable assurance of the safety and effectiveness of the device.

A PMA for an IVD typically includes data from preclinical studies and well-controlled clinical trials. Preclinical data for an IVD includes many different tests, including how reproducible the results are when the same sample is tested multiple times by multiple users at multiple laboratories. The clinical data need to establish that the test is safe and effective for the proposed intended use in the indicated population. In addition, the PMA must include information regarding the test’s clinical utility, meaning that an IVD provides information that is clinically meaningful. Such information must be provided even if the clinical significance of the biomarker is obvious. The applicant may also rely upon published literature or submit data to the FDA to show clinical utility.

A PMA also must provide information about the device and its components regarding, among other things, device design, manufacturing and labeling. The sponsor must pay an application fee to the FDA upon submission of a PMA, which is just under $250,000 for Fiscal Year 2017.

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

Clinical Trials and IDEs

A clinical trial is almost always required to support a PMA. For significant risk devices, the FDA regulations require that human clinical investigations conducted in the U.S. be approved via an Investigational Device Exemption, or IDE, which must be approved before clinical testing may commence. In some cases, one or more smaller IDE studies may precede a pivotal clinical trial intended to demonstrate the safety and efficacy of the investigational device. A 30-day waiting period after the submission of each IDE is required prior to the commencement of clinical testing in humans. FDA may disapprove, or approve with conditions, the IDE within the 30-day period. If disapproved, the clinical trial may not begin until the deficiencies noted by FDA are addressed, and another IDE is submitted to the FDA for approval. If approved with conditions, the sponsor must address the conditions prior to commencement of the trial. If FDA does not respond to the sponsor within the 30-day period, the IDE is deemed approved and the clinical study may commence.

IVD trials usually do not require an IDE approval, so long as, among other things, the results of the IVD test are not used diagnostically without confirmation of the test results by another, medically established diagnostic product or procedure. For a trial where the IVD result directs the therapeutic care of patients with cancer, we believe that the FDA would likely consider the investigation to require an IDE application.

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

During the clinical trial, the sponsor must comply with the FDA’s IDE requirements for investigator selection, trial monitoring, reporting and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and record keeping requirements. These IDE requirements apply to all investigational devices, whether considered significant or nonsignificant risk. Prior to granting PMA approval, the FDA typically inspects the records relating to the conduct of the study and the clinical data supporting the PMA for compliance with applicable requirements.

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

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. An IRB may also require the clinical trial at a study site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

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

Expedited Access Pathway Program

In April 2015, the FDA issued a final guidance document establishing the EAP program. The EAP program is intended to speed patient access to devices (including companion diagnostics) that demonstrate the potential to address unmet medical needs for life threatening or irreversibly debilitating diseases or conditions and are subject to PMA approval or de novo authorization. In order to be accepted into the EAP program, a sponsor must demonstrate to the FDA’s satisfaction that the device is intended to treat or diagnose a life-threatening or irreversibly debilitating disease or condition and that it addresses an unmet need. The sponsor must also submit an acceptable draft Data Development Plan. Once accepted into the program, the FDA intends to engage with sponsors of EAP Devices earlier and more interactively during the device’s development, assessment, and review. The FDA will also work with the device sponsor to try to reduce the time and cost from development to an approval decision. Elements of the EAP program may include priority review, interactive review, senior management involvement, and assignment of a case manager.

Post-Market Device Regulation

After a device obtains FDA approval and is on the market, numerous regulatory requirements apply. These requirements include the QSR, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses, the Medical Device Reporting regulation, which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur, and the Reports of Corrections and Removals regulation, which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA.

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

The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. Violations of the federal anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

There has also been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, among other things, imposes reporting requirements on certain drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to the government by the 90th day of each calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of marketing expenditures and pricing information as well as gifts, compensation and other remuneration to physicians.

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

Coverage and Reimbursement

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

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products, implementing reductions in Medicare and other healthcare funding, and applying new payment methodologies. For example, in March 2010, the Affordable Care Act was enacted, which, among other things, subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; creation of the Independent Payment Advisory Board, which has authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and establishment of a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. President Trump has also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act to reduce healthcare expenditures. These changes include aggregate reductions of Medicare payments to providers of 2% per fiscal year that, due to subsequent legislative amendments, will remain in effect through 2025 unless additional action is taken by Congress. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies.

Corporate Overview

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

Employees

As of February 28, 2017, we had 112 employees, 108 of whom were full-time, including 34 employees with M.D. or Ph.D. degrees, and four part-time employees. Of these full-time and part-time employees, 80 employees were engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Research and Development

Our research and development expenses for the years ended December 31, 2016, 2015 and 2014 were $76.9 million, $73.5 million, and $30.5 million, respectively.

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

We are a development-stage biopharmaceutical company with a limited operating history. We have not generated any material revenue to date and are not profitable, and have incurred losses in each year since our inception. Our net loss for the year ended December 31, 2016 was $103.6 million. As of December 31, 2016, we had an accumulated deficit of $251.7 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are currently focused on the development of our clinical and preclinical development programs, which we believe will result in our continued incurrence of significant research and development and other expenses related to those programs. If the non-clinical or clinical trials for any of our product candidates fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of our product candidates, if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Even after giving effect to the proceeds received from our common stock offerings and our loan arrangement with SVB and Oxford, we expect to require substantial additional capital for the further development and commercialization of our product candidates. Further, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue to expand our ongoing entrectinib and other development programs, and if we acquire rights to additional product candidates. For example, in September 2015 we initiated a new, global Phase 2 clinical trial of oral entrectinib in adult patients with advanced or metastatic cancer detected to be positive for relevant molecular alterations. We are conducting and plan to initiate additional clinical trials to study our other product candidates in the future.

In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with our growth, as well as operating as a public company. For example, in October 2015 we signed a new lease for approximately 95,000 square feet of office and laboratory space, which lease became effective in the fourth quarter of 2016. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we expect to need to obtain substantial additional funding in order to continue our operations.

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

On June 30, 2016, we entered into a loan agreement with SVB as collateral agent and SVB and Oxford, collectively referred to as the Lenders, under which we incurred $32.0 million of indebtedness, substantially all of which was used to repay our then-existing $31.0 million loan with SVB. Under the loan agreement, we also have an option to receive an additional $10.0 million at any time from April 7, 2017 to August 31, 2017, provided that certain conditions have then been satisfied. We are required to pay interest on the borrowings under the loan agreement at a per-annum rate of Prime Rate plus 4.35% on a monthly basis for a period of 24 months. Thereafter, we will be required to repay the principal plus interest in 36 equal monthly installments; provided, however, that the interest-only period will be extended by an additional six months in the event we either (1) raise sufficient capital to trigger such extension under the terms of the loan agreement or (2) receive certain clinical trial data as required by the loan agreement. In the event that the interest only period is extended, the amortization period will be reduced to 30 months. Further, upon the maturity date the terms of the loan agreement require that we make a final lump-sum payment of 5% of the principal amount of the loans thereunder. We may elect to prepay all amounts owed under either or both of the loan tranches prior to the maturity date therefor, provided that a prepayment fee of 2% of the amount prepaid is also paid if the prepayment occurs on or prior to June 30, 2017, or 1% of amount prepaid is also paid, if the prepayment occurs thereafter.

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

Our research and development efforts are based on a rapidly evolving area of science, and our approach to development is novel and may never lead to marketable products.

Biopharmaceutical product development is generally a highly speculative undertaking and by its nature involves a substantial degree of risk. Our specific line of business, the development of personalized drug therapeutics for patients with molecularly defined cancers, is an emerging field, and the scientific discoveries that form the basis for our efforts to develop product candidates are relatively new. Further, the scientific evidence to support the feasibility of developing product candidates based on those discoveries is both preliminary and limited. The failure of the scientific underpinnings of our business model to produce viable product candidates would substantially harm our operations and prospects.

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

Although there are multiple clinical trials ongoing for entrectinib, RXDX-105 and taladegib we may experience delays in pursuing those or any other clinical or preclinical studies. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we are primarily focused on patients with molecularly defined cancers which have relatively low incidence rates, our pool of suitable patients may be smaller and more selective and our ability to enroll a sufficient number of suitable patients may be limited or take longer than anticipated. For example, our product candidate entrectinib is designed as a targeted therapeutic candidate to treat patients with cancers that harbor activating alterations to NTRK (encoding TRK), ROS1 (encoding ROS1) or ALK (encoding ALK). Our research to date indicates that NTRK, ROS1 and ALK genes appear to be rearranged across a range of tumor types, with a frequency in the low single digit percentages, or possibly lower. The frequency at which NTRK, ROS1 and ALK rearrangements are expressed in certain tumor types may affect our success in enrolling a suitable number of patients to participate in our clinical trials. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications or target the same molecular alterations as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

In addition, even if we were to obtain regulatory approval in one or more jurisdictions, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the prices we may propose to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with labeling that does not include the claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing circumstances could materially harm the commercial prospects for our product candidates.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of the approved labeling, or result in significant negative consequences following marketing approval, if any.

To date, patients treated with entrectinib, RXDX-105 and taladegib have experienced some AEs that are deemed to be drug related. Results of our ongoing or future clinical trials of these or our other product candidates could reveal a high and/or unacceptable severity and frequency of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Further, any observed drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial, or result in potential product liability claims. Any of these occurrences could materially harm our business, financial condition and prospects.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;

•	regulatory authorities may require additional warnings in the product’s labeling;

•	we may be required to create a medication guide for distribution to patients that outlines the risks of such side effects;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

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

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory clearance or approval prior to their commercialization. We may be dependent on the sustained cooperation and effort of any third-party collaborators with whom we may partner in the future to develop and obtain clearance or approval for these companion diagnostics, and we may not be able to establish arrangements with any such third-party collaborators for the development and production of companion diagnostics when needed or on terms that are beneficial to us, or at all. We and our potential future collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics, including issues relating to the selectivity and/or specificity of the diagnostic, analytical validation, reproducibility, or clinical validation. In November 2016, the FDA granted our request to review the Trailblaze Pharos companion diagnostic test service under the EAP program because it met the three criteria necessary for inclusion in the program, one of which is addressing an unmet clinical need. Once accepted into the EAP program, the FDA will work with the device sponsor to try to reduce the time and cost from development to an approval decision. Acceptance into the EAP program does not guarantee that a product will be developed or reviewed more quickly, nor does it guarantee approval of the PMA for Trailblaze Pharos by the FDA. Since FDA generally requires concurrent approval of a companion diagnostic and therapeutic product, any delay or failure by us or our potential future collaborators to develop or obtain regulatory clearance or approval of any companion diagnostics could delay or prevent approval of our related product candidates. In addition, our potential future collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics, and we or they may experience difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. In addition, any third parties with whom we may contract to develop and produce companion diagnostics could decide to discontinue selling or manufacturing the companion diagnostic, and we may not be able to enter into arrangements with other parties to obtain supplies of alternative diagnostic tests on a timely basis or reasonable terms, or at all. The occurrence of any such event could adversely affect and/or delay the development or commercialization of our product candidates.

We may expend our limited resources to pursue a particular product candidate or indication that does not produce any commercially viable products and may fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we must focus our efforts on particular product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Further, our resource allocation decisions may result in our use of funds for research and development programs and product candidates for specific indications that may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such failure to properly assess potential product candidates could result in missed opportunities and/or our focus on product candidates with low market potential, which would harm our business and financial condition.

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

The FDA and the EMA have granted us orphan drug designation for entrectinib for the treatment of neuroblastoma, and the FDA has granted us orphan drug designation for entrectinib for the treatment of TRKA-positive, TRKB-positive, TRKC-positive, ROS1-positive or ALK-positive non-small cell lung cancer and colorectal cancer. We expect that we may in the future pursue orphan drug designations for entrectinib in other jurisdictions and/or indications, and for at least some of our other product candidates. Obtaining orphan drug designations can be difficult and we may not be successful in doing so. In addition, orphan drug exclusivity may not effectively protect a product from the competition of different drugs for the same indication, which could be approved during the exclusivity period. Further, after an orphan designated drug is approved and if it obtains orphan drug exclusivity, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. The failure to obtain an orphan drug designation for any product candidates for rare cancer indications for which we seek or receive regulatory approval, and/or the inability to maintain that designation for the duration of the applicable exclusivity period, could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

Our product candidates are in various stages of development and may never be fully developed in a manner suitable for commercialization. If we do not develop commercially successful products, our ability to generate revenue will be limited.

We currently have no products that are approved for commercial sale. All of our product candidates are in various stages of development, and significant research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. Further, certain of the indications that we are pursuing have relatively low incidence rates, which may make it difficult for us to enroll a sufficient number of patients in our clinical trials on a timely basis, or at all, and may limit the revenue potential of our product candidates. If we are unable to develop, receive approval for, or successfully commercialize any of our product candidates, we may be unable to generate meaningful revenue from product sales and will incur continued net losses and negative cash flows.

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

The FDA has granted rare pediatric disease designation to entrectinib for the treatment of neuroblastoma; however, an NDA for entrectinib, if approved, may not meet the eligibility criteria for a priority review voucher.

The FDA has granted rare pediatric disease designation to entrectinib for the treatment of neuroblastoma. Designation of a drug as a drug for a rare pediatric disease does not guarantee that an NDA for such drug will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the FDCA, we will need to request a rare pediatric disease priority review voucher in our original NDA for entrectinib. The FDA may determine that an NDA for entrectinib, if approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:

•	neuroblastoma no longer meets the definition of a rare pediatric disease;

•	the NDA contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in an NDA;

•	the NDA is not deemed eligible for priority review;

•	the NDA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the NDA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or

•	the NDA is approved for a different adult indication than the rare pediatric disease for which entrectinib is designated (for example, if entrectinib is approved for an indication based on specific genetic alterations that would be inclusive of but not limited to neuroblastoma).

The authority for the FDA to award rare pediatric disease priority review vouchers for drugs that have received rare pediatric disease designation prior to September 30, 2020 currently expires on September 30, 2022. If the NDA for entrectinib is not approved prior to September 30, 2022 for any reason, regardless of whether it meets the criteria for a rare pediatric disease priority review voucher, it will not be eligible for a priority review voucher. However, it is also possible the authority for FDA to award rare pediatric disease priority review vouchers will be further extended through Federal lawmaking.

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

We currently have only limited control over the activities of the CROs we have engaged to continue the ongoing and planned clinical trials for entrectinib, RXDX-105 and taladegib, and we expect the same to be true for any CROs we may engage in the future. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on any CRO does not relieve us of our regulatory responsibilities. Based on our present expectations, we, our CROs and our clinical trial sites are required to comply with good clinical practices, or GCPs, for all of our product candidates in clinical development. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in the applicable trial may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving a product candidate for marketing, which we may not have sufficient cash or other resources to support and which would delay our ability to generate revenue from any sales of such product candidate. In addition, our clinical trials are required to be conducted with product produced in compliance with current good manufacturing practice requirements, or cGMPs. Our or our CROs’ failure to comply with those regulations may require us to repeat clinical trials, which would also require significant cash expenditures and delay the regulatory approval process.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture our preclinical and clinical drug supplies for use in the conduct of our preclinical studies and clinical trials or commercial quantities of any product candidates that may obtain regulatory approval. As a result, we expect that we will need to rely solely on third-party manufacturers for those services. We have a limited number of supply arrangements for entrectinib, and we are currently reliant on a single contract manufacturer for the clinical supply of RXDX-105. In addition, we have only a limited clinical supply of taladegib, and we must seek to establish clinical supply agreements with third parties for future supplies. We do not currently have arrangements in place for commercial supply of bulk drug substance or drug products. We may not be able to establish these or any other supply relationship when needed, on reasonable terms, or at all, in particular given the limited number of qualified third-party manufacturers and existing limitations on their production capacity. Any failure to secure sufficient supply of our product candidates for preclinical or clinical testing or, in the future, commercial purposes would materially harm our operations and financial results.

We expect that the facilities to be used by any contract manufacturers we engage to manufacture our product candidates will be inspected by the FDA in connection with any NDA that we submit. We do not control the manufacturing process of, and are and will continue to be dependent on, our contract manufacturing partners for compliance with cGMPs for the manufacture of clinical and, if regulatory approval is obtained, commercial quantities of our product candidates. If any of our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other comparable foreign authorities, we would be prevented from obtaining regulatory approval for our product candidates or commercializing our products, if approved, unless and until we could engage a substitute contract manufacturer that could comply with such requirements, which we may not be able to do. In recent years, the FDA has issued complete response letters and declined to approve marketing applications submitted by various companies due to adverse findings at the contract manufacturers’ facilities that were identified in connection with pre-approval or other inspections at these facilities. Any such failure by any of our contract manufacturers would significantly impact our ability to continue to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. In addition, if the FDA, EMA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA’s or EMA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs, biologics, and devices and to spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are otherwise not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

In addition, we also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 23, 2017, President Trump ordered a hiring freeze for all executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions. Under the terms of the order, the freeze will remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget, or OMB, in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. Although certain positions at the FDA may be exempt from the freeze, an under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

We currently have limited marketing personnel and no sales force. If we are unable to establish effective marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to effectively market and sell our product candidates, if approved, or generate product revenues.

We currently have limited marketing personnel and no sales team for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. In order to commercialize any product candidates, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If we further develop these capabilities internally, the process will be expensive and time consuming and will require significant attention of our executive officers to manage. If we choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems, we may be unable to enter into such arrangements when needed on acceptable terms or at all and we are likely to have limited control over the efforts of our collaborators. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

With respect to entrectinib, we are aware that Loxo Oncology is developing larotrectnib (LOXO-101) for patients with TRK-positive solid tumors, and has initiated a Phase 2 basket trial in adult cancer patients whose tumors harbor TRK fusions and a Phase 1/1b trial in pediatric cancer patients. We are also aware of three agents that have been approved by the FDA for ALK-positive NSCLC –Pfizer’s Xalkori®/crizotinib, Novartis’ Zykadia®/ceritinib and Roche’s Alecensa®/alectinib. Alectinib is also approved for this indication in Japan. In addition, we are aware that Pfizer’s Xalkori®/crizotinib has also been approved by the FDA for ROS1-positive NSCLC.

With respect to taladegib, we are aware of two agents that have been approved by the FDA to treat basal cell carcinoma and are designed to selectively inhibit the hedgehog pathway by binding the smoothened protein: Genentech’s Erivedge®/vismodegib and Novartis’ Odomzo®/sonidegib.

We are also aware of several other products in development targeting TRKA, TRKB, TRKC, ROS1, ALK, Hedgehog/Smoothened, RET, TYRO3, AXL, MER, and/or c-MET for the treatment of cancer, some of which may be in a more advanced stage of development than our product candidates. There are also many other compounds directed to other molecular targets that are in clinical development by a variety of companies to treat cancer types that we may choose to pursue with our programs.

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

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell on a profitable basis any product candidates for which we obtain marketing approvals.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Affordable Care Act, was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The Affordable Care Act, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and established a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer

50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. President Trump has also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. These changes include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

Moreover, payment methodologies, including payment for companion diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting. Additionally, on April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, significantly alters the current payment methodology under the CLFS. Under the new law, starting January 1, 2017 and every three years thereafter (or annually in the case of advanced diagnostic lab tests), clinical laboratories must report laboratory test payment data for each Medicare-covered clinical diagnostic lab test that it furnishes during a time period to be defined by future regulations. The reported data must include the payment rate (reflecting all discounts, rebates, coupons and other price concessions) and the volume of each test that was paid by each private payer (including health insurance issuers, group health plans, Medicare Advantage plans and Medicaid managed care organizations). Beginning in 2018, the Medicare payment rate for each clinical diagnostic lab test, with some exceptions, will be equal to the weighted median private payer payment for the test, as calculated using data collected by applicable laboratories during the data collection period and reported to CMS during a specified data reporting period. Also under PAMA, CMS is required to adopt temporary billing codes to identify new clinical diagnostic laboratory tests and advanced diagnostic laboratory tests that do not already have unique diagnostic codes, and that have been cleared or approved by the FDA.

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

Our inability to retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the clinical testing and commercialization of products we develop. We have obtained product liability insurance covering our clinical trials of entrectinib, RXDX-105 and taladegib, as well as our terminated clinical trial of RXDX-107. We may wish to obtain additional such insurance should we seek to expand those clinical trials or commence new clinical trials. We also may determine that additional types and amounts of coverage would be desirable at later stages of clinical development of our product candidates or upon commencing commercialization of any product candidate that obtains required approvals. However, we may not be able to obtain any such additional insurance coverage when needed on acceptable terms, or at all. We could be responsible for some or all of the financial costs associated with a product liability claim relating to our development or commercialization activities, in the event that any such claim results in a court judgment or settlement in an amount or of a type that is not covered, in whole or in part, by any insurance policies we may have or that is in excess of the limits of our insurance coverage. We may not have, or be able to obtain, sufficient capital to pay any such amounts that may not be covered by our insurance policies.

Risks Related to Our Intellectual Property

If we breach any of the agreements under which we license from third parties the development and commercialization rights to our product candidates, we could lose license rights that are important to our business and our operations could be materially harmed.

We have in-licensed from NMS the use, development and commercialization rights for our entrectinib program. We have in-licensed from Lilly the use, development and commercialization rights for our taladegib programs, and we have assumed license agreements from Teva that include rights and obligations relating to our RXDX-105 and RXDX-106 programs. As a result, our current business plans are dependent upon our satisfaction of certain conditions to the maintenance of those license agreements and the rights we license under them. Each of the license agreements provides that we are subject to diligence obligations relating to the commercialization and development of product candidates, milestone payments, royalty payments and other obligations. In addition to these license agreements, we may seek to enter into additional agreements with other third parties in the future granting similar license rights with respect to other potential product candidates. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of any of these license agreements, or any future license agreement we may enter on which our business or product candidates are dependent, the licensor may have the right to assert a claim for damages against us or terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain product candidates. If we become liable for material damages under any of these license agreements, this could materially harm our business, prospects, financial condition and results of operations. Similarly, the loss of the rights licensed to us under these license agreements, or any future license agreement that we may enter granting us rights on which our business or product candidates are dependent, would eliminate our ability to further develop the applicable product candidates and would materially harm our business, prospects, financial condition and results of operations.

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our markets and our business would be harmed.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. The breadth, validity and enforceability of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The standards of patentability and patent eligibility for diagnostic methods, personalized medicine, and biotechnology inventions are evolving and to some extent uncertain, and subject matter that is presently considered to be patentable may not be patentable (and patents directed thereto might not be valid) in the future. It is possible that we will fail to identify patentable aspects of our development activities before it is too late to obtain patent protection. There may be prior art of which we are not aware that may affect the breadth, validity or enforceability of our patents and patent applications. There also may be prior art of which we are aware, but which we do not believe affects the breadth, validity or enforceability of our patents, which may, nonetheless, ultimately be found to affect the breadth, validity or enforceability of our patents. The patent applications we own or license may fail to result in issued patents in the United States or in foreign countries. Third parties may challenge the inventorship, ownership, breadth, validity, or enforceability of any issued patents we own or license or any patent applications that may issue as patents in the future, which may result in those patents being narrowed, invalidated or held unenforceable or the patent applications failing to issue as patents. Even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from developing similar products that do not fall within the scope of our patents. We may be required to disclaim part or all of the subject matter and/or term of certain patents or all of the subject matter and/or patent term of certain of our patents and patent applications. If the inventorship, ownership, breadth, validity, or enforceability of the patents we own or license is threatened, our ability to effectively commercialize any product candidates with technology protected by those patents could be threatened. Further, if we encounter delays in our clinical trials, the period of time during which we would have patent protection for any covered product candidates after obtaining regulatory approval would likely be reduced. Since patent applications filed in the United States and most other countries are confidential for a period of time after filing, we cannot be certain at the time of filing such applications that we or our licensors are the first to file any patent application related to our product candidates.

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

Our license agreements relating to our entrectinib, RXDX-105, RXDX-106 and taladegib development programs grant us exclusive, worldwide licenses under a portfolio of patents and patent applications directed to the licensed development programs. We own the rights to composition of matter patents and patent applications directed to our RXDX-106 and RXDX-107 programs. The composition of matter patents in the United States expire in 2029 for the issued patent relating to entrectinib, in 2030 for the issued patent relating to RXDX-105, in 2032 for the issued patent relating to RXDX-106, in 2033 for the issued patent relating to RXDX-107, and in 2031 for the issued patent relating to taladegib. While patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend our patent exclusivity for any of these product candidates, the applicable patents may not meet the specified conditions for eligibility for any such term extension and, even if eligible, we may not be able to obtain any such term extension. Further, we may elect to pursue patent protection relating to our product candidates only in certain jurisdictions. As a result, competitors would be permitted to use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, any of which could compete with our product candidates.

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

Claims that we infringe the intellectual property rights of others may prevent or delay our drug development efforts.

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

While we expect that we will generally seek to gain the right to fully prosecute and maintain any issued patents and pending patent applications covering product candidates we may in-license from third-party owners, there may be instances when the prosecution and maintenance of issued patents and pending patent applications that cover our product candidates remain controlled by our licensors. For instance, NMS has retained certain patent prosecution and maintenance rights under our license agreements relating to our entrectinib program, Daiichi Sankyo holds certain patent prosecution and maintenance rights under our license agreement relating to our RXDX-105 and RXDX-106 programs, and Lilly holds certain patent prosecution and maintenance rights under our license agreement relating to our taladegib programs. If any of our current or future licensing partners that retain the right to prosecute and maintain patents and pending patent applications covering the product candidates we license from them fail to appropriately prosecute and maintain that patent protection, we may not be able to prevent competitors from developing and selling competing products or practicing competing methods, and our ability to generate revenue from any commercialization of the affected product candidates may suffer.

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

As of February 28, 2017, we had 112 employees, 108 of whom were full-time and four of whom were part-time employees. As our development and commercialization plans and strategies develop, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. We expect future growth to impose significant added responsibilities on members of management, particularly as we continue to expand our ongoing entrectinib and other development programs including:

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations will be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, anti-kickback and false claims statutes. These laws may impact, among other things, any sales, marketing and education programs we may develop in the future and the manner in which we implement any of those programs, and include the following:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal third-party payers that are false or fraudulent;

•	federal criminal laws that prohibit executing a scheme to defraud any federal healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

•	the federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners. Manufacturers are required to submit reports to the government by the 90th day of each calendar year;

•	analogous state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future and may never achieve profitability. To the extent we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in equity ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes to offset its post-ownership change income and taxes may be limited. We may have experienced an ownership change as a result of our October 31, 2013 merger transaction, our November 2013, March 2014, March 2015, June 2015 and May 2016 common stock offerings, our March 2015 transaction with Teva and our November 2015 transaction with Lilly, and we may experience one or more ownership changes as a result of future transactions in our stock. We have not performed, nor do we have any current plan to perform, a formal study of such potential limitations on the use of our net operating loss carryforwards and other tax assets. As a result, we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. As of December 31, 2016, we believe we had federal and state net operating loss carryforwards of approximately $192.3 million and $138.8 million, respectively. These net operating loss carryforwards could be limited if the merger, the common stock offerings or the Teva and Lilly transactions resulted in an ownership change, or if we experience any other ownership change, which could potentially result in increased future tax liability to us. In addition, we are reporting an uncertain tax position in respect of approximately $83.3 million of our California state net operating loss carryforward, which carryforward would be disallowed unless a recent California Supreme Court decision on apportionment is overturned.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of February 28, 2017, a total of 41,700,063 shares of our common stock were outstanding. Of those shares, approximately 37,389,300 were freely tradable, without restriction, in the public market. Such shares represented approximately 90% of our outstanding shares of common stock as of that date. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

We incur significant costs associated with, and our management is required to devote substantial time and effort to, compliance with public company reporting and other requirements.

As a public company listed on the NASDAQ Capital Market, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as the rules and regulations of the SEC and the NASDAQ Capital Market, impose numerous requirements on public companies, including requirements relating to effective disclosure and financial controls and changes in corporate governance practices, with which we need to comply. Further, since we are subject to the Exchange Act, we are required to, among other things, file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote substantial time to operations as a public company and compliance with applicable laws and regulations, and our efforts and initiatives to comply with those requirements could be expensive and may include hiring additional legal, financial reporting and other finance and accounting staff and engaging consultants to assist in designing and implementing such procedures. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. Further, stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We are required to comply with certain aspects of Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to, among other things, conduct an annual review and evaluation of their internal controls over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will require frequent evaluation. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of February 28, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 54% of our outstanding voting stock (which includes shares they had the right to acquire within 60 days). Accordingly, our directors and executive officers and large stockholders have significant influence over our affairs due to their substantial ownership coupled with the positions of some of these stockholders on our management team, and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership in our Board of Directors and management team and certain other large stockholders may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe are in their best interest.

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

Under a ten-year lease which commenced in October 2016, we lease approximately 97,000 rentable square feet of office and laboratory space in two separate buildings in San Diego, California with monthly rent payments of approximately $359,000 although the first eight months of base rent are abated. We also lease approximately 8,200 rentable square feet of laboratory space in a separate building in San Diego, California with monthly rent payments of approximately $22,000 which lease will be terminated shortly after moving the laboratory functions housed there to our main office and laboratory building in the second quarter of 2017. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3.	Legal Proceedings

We are not currently a party to, nor is our property the subject of, any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the NASDAQ Capital Market under the ticker symbol “RXDX.” As of February 28, 2017, the closing sales price for our common stock as reported on the NASDAQ Capital Market was $8.80 per share.

The table below sets forth reported high and low sales prices for our common stock for the fiscal quarters indicated as reported on NASDAQ.

	High	Low
2015:
First Quarter	$10.73	$6.41
Second Quarter	19.40	8.28
Third Quarter	18.19	8.07
Fourth Quarter	15.20	8.08

2016:
First Quarter	$13.41	$5.07
Second Quarter	9.69	4.63
Third Quarter	6.72	5.25
Fourth Quarter	7.20	4.15

2017:
First Quarter (through February 28, 2017)	$9.70	$4.60

Holders

As of February 28, 2017, there were 93 registered holders of record of our common stock.

Dividends

In connection with and prior to the closing of the merger in which we became a wholly owned subsidiary of Ignyta, Inc., or Parent, a Nevada corporation previously named Infinity Oil & Gas Company, on October 31, 2013, Parent declared a $3.50 per share cash dividend to its common stockholders of record as of that date and time. Other than the dividend declared in connection with the merger, we have never declared nor paid any cash dividends to stockholders. We do not intend to pay cash dividends on our common stock for the foreseeable future, and we currently intend to retain any future earnings to fund our operations and the development and growth of our business. The declaration of any future cash dividend, if any, would be at the discretion of our Board of Directors and would depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. In addition, our ability to pay dividends is currently restricted by the terms of the loan agreement with SVB and Oxford.

Securities Authorized for Issuance Under Equity Compensation Plan

Information about our equity compensation plans is incorporated by reference in Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

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

	03/14/14	12/31/14	12/31/15	12/30/16
Ignyta, Inc	$100.00	$67.16	$131.37	$51.96
Nasdaq Bio Index	$100.00	$119.84	$133.53	$104.57
Nasdaq Comp Index	$100.00	$111.56	$117.95	$126.80

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

Our historical results are not necessarily indicative of operating results to be expected in the future.

Amounts in thousands, except per share data:	Years Ended December 31,
	2016	2015	2014	2013
Statement of operations data:
Research and development expenses (1)(2)	$76,926	$73,511	$30,505	$10,171
Total operating expenses	$100,684	$90,580	$40,011	$13,904
Loss from operations	$(100,684)	$(90,580)	$(39,861)	$(13,904)
Net loss	$(103,639)	$(92,458)	$(39,990)	$(14,214)
Net loss per share – basic and diluted	$(2.69)	$(3.44)	$(2.18)	$(3.83)

Amounts in thousands, except per share data:	Years Ended December 31,
	2016	2015	2014	2013
Balance sheet data:
Cash, equivalents and investments	$132,960	$172,149	$76,634	$51,804
Working capital	$94,333	$111,450	$63,800	$50,944
Total assets	$144,914	$195,514	$85,306	$53,319
Total liabilities	$(50,144)	$(59,529)	$(29,357)	$(11,532)
Total stockholders’ equity	$94,770	$135,985	$55,949	$41,787

(1)	Fiscal 2015 results include approximately $28.2 million of upfront expenses incurred in connection with our acquisition of rights to development programs consisting of the combined $25.3 million net value of our common stock issued and combined upfront payments totaling $2.9 million made to Teva and Lilly in connection with these transactions.
(2)	Fiscal 2014 results include a $10.0 million milestone payment to NMS in connection with the entrectinib and RXDX-102 license agreement and a $3.5 million license fee paid to NMS for rights to the RXDX-103 and RXDX-104 product candidates.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under Item 1A — “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Overview

We are a biotechnology company focused on precision medicine in oncology. Our goal is not just to shrink tumors, but to eradicate residual disease – the source of cancer relapse and recurrence – in precisely defined patient populations. We are pursuing an integrated therapeutic, or Rx, and companion diagnostic, or Dx, strategy for treating patients with cancer. Our Rx efforts are focused on in-licensing or acquiring, then developing and commercializing molecularly targeted therapies that, sequentially or in combination, are foundational for eradicating residual disease. Our Dx efforts aim to pair these product candidates with biomarker-based companion diagnostics that are designed to precisely identify, at the molecular level, the patients who are most likely to benefit from the therapies we develop.

Our current pipeline includes the following compounds:

•	entrectinib, formerly called RXDX-101, an orally bioavailable, CNS-active, small molecule tyrosine kinase inhibitor directed to the TRK (tropomyosin receptor kinase) family tyrosine kinase receptors (TRKA, TRKB and TRKC), ROS1 and ALK (anaplastic lymphoma kinase) proteins, which is in a Phase 2 clinical study and two Phase 1 clinical studies in molecularly defined adult patient populations for the treatment of solid tumors, and a Phase 1/1b clinical study in pediatric patients with advanced solid tumor malignancies;

•	RXDX-105, an orally bioavailable, VEGFR-sparing, small molecule tyrosine kinase inhibitor of RET, that has achieved clinical proof-of-concept and is in an ongoing Phase 1b clinical trial;

•	taladegib, an orally bioavailable, small molecule hedgehog/smoothened antagonist that has achieved clinical proof-of-concept and a recommended Phase 2 dose in a Phase 1 dose escalation trial; and

•	RXDX-106, a pseudo-irreversible, small molecule inhibitor of TYRO3, AXL and MER, or collectively TAM, and c-MET that is in late preclinical development.

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

Since inception, our operations have focused on organizing and staffing our company, business planning, raising capital, assembling our core capabilities in genetic and epigenetic based biomarker discovery, and developing drug candidates. Our product candidate development operations include preparing, managing and conducting preclinical and clinical studies and trials, preparing regulatory submissions relating to those product candidates and establishing and managing relationships with third parties in connection with all of those activities. We expect that in the future our operations may also, if regulatory approval is obtained, include pursuing the commercialization of our product candidates.

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

Research and Development Expenses

The following table sets forth our research and development expenses for the periods presented (in thousands):

	Years ended December 31,
	2016	2015	2014
Research and development expenses	$76,926	$73,511	$30,505

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

Research and development activities are central to our business model. Our research and development programs that we expect will be our focus in the immediate future consist of the development of our entrectinib, RXDX-105, taladegib, and RXDX-106 programs. Since product candidates in later stages of development generally have higher development costs than those in earlier stages of development, we expect research and development costs relating to each of those programs to increase significantly for the foreseeable future as those programs progress. However, the successful development of any of our product candidates, or any others we may seek to pursue, is highly uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development for our programs, or whether any of our product candidates will reach successful commercialization. We are also unable to predict when, if ever, any net cash inflows will commence from any of the product candidates we currently or may in the future pursue. This lack of predictability is due to the numerous risks and uncertainties associated with developing medicines, many of which, such as our ability to obtain approvals to market and sell those medicines from the FDA, and other applicable regulatory authorities, are beyond our control, including the uncertainty of:

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting periods. We base our estimates on historical experience and on various other factors and assumptions that we believe are reasonable under the circumstances at the time the estimates are made, the results of which form the basis for making judgments about the book value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We periodically evaluate our estimates and judgments, including those described in greater detail below, in light of changes in circumstances, facts and experience.

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

Research and Development Expenses

Costs incurred in connection with research and development activities are expensed as incurred. Research and development expenses consist of (i) external research and development expenses incurred under arrangements with third parties, such as contract research organizations, investigational sites and consultants; (ii) employee-related expenses, including salaries, benefits, travel and stock compensation expense; (iii) the cost of acquiring, developing and manufacturing clinical study materials; (iv) facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and laboratory and other supplies, and (v) license fees and other expenses relating to the acquisition of rights to development programs.

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

Clinical Trial Accruals

We make estimates of accrued expenses as of each balance sheet date in our financial statements based on the facts and circumstances known to us at that time. Accrued expenses for clinical trials and pre-clinical studies are based on estimates of costs incurred and fees that may be associated with services provided by CROs, clinical trial investigational sites, and other related vendors. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of milestones. In accruing service fees, management estimates the time-period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from these service providers. However, we may be required to estimate these services based on other information available to us. If we underestimate or overestimate the activity or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in our accruals.

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

In determining the fair value of the stock-based awards used to calculate stock-based compensation expense, we use the Black-Scholes option-pricing model and assumptions discussed below. Some of these inputs are subjective and require judgment to determine.

•	Expected Term. The expected term of stock options represents the weighted average period the stock options are expected to be outstanding. We have opted to use the simplified method for estimating the expected term as provided by authoritative literature as our options grants are considered “plain vanilla”. The simplified method calculates the expected term as the average time-to-vesting and the contractual life of the options. We plan to continue to use the simplified method until we have sufficient exercise history as a publicly traded company.

•	Expected Volatility. The expected stock price volatility assumption was determined by examining the historical volatilities of a group of industry peers, as we have limited trading history for our common stock. Industry peers consist of several public companies in the biopharmaceutical industry with comparable characteristics including enterprise value, risk profiles and position within the industry. We intend to continue to consistently apply this process using the same or similar public companies until sufficient historical information regarding the volatility of our own common stock share price is available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Risk-Free Interest Rate. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

•	Expected Dividend Yield. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero for all years presented.

In addition to the Black-Scholes assumptions, we estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the adequacy of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. The impact from any forfeiture rate adjustment would be recognized in full in the period of adjustment, and if the actual number of future forfeitures differs from our estimates, we might be required to record adjustments to stock-based compensation in future periods.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the combination of the tax payable for the year and the change during the year in deferred tax assets and liabilities. We follow the accounting guidance on accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities based on the technical merits of the position.

Recently Issued Accounting Pronouncements

On August 26, 2016, the FASB issued Accounting Standards Update, or ASU, 2016-15, Statement of Cash Flows (Topic 230). This update affects all entities that are required to present a statement of cash flows and provides guidance and clarity on certain cash flow classification aspects. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The ASU is effective for public companies for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact, if any, of adopting this guidance on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which amended previous guidance on employee share-based payment accounting. This update involves several aspects of the accounting for share-based payment transactions, including income tax effects, forfeitures and classifications on the statement of cash flows. This guidance is effective for the Company’s fiscal year beginning January 1, 2017. We do not believe that adoption of this guidance will have a material impact on our financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases, which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. The new standard is effective for public companies for our fiscal year beginning January 1, 2019, and early adoption is permitted. We are currently evaluating the potential impact of this guidance on our financial statements and related financial statement disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. This update addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective for the Company’s fiscal year beginning January 1, 2018. We are currently evaluating the potential impact of this guidance on our financial statements and related financial statement disclosures.

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

Results of Operations

Comparison of Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for 2016 and 2015, together with the changes in those items in dollars and as a percentage (in thousands, except percentage changes):

	Years ended December 31,		Dollar Change	Percentage Change
	2016	2015
Operating expenses:
Research and development	$76,926	$73,511	$3,415	5%
General and administrative	23,758	17,069	6,689	39%

Total operating expenses	100,684	90,580	10,104	11%

Loss from operations	(100,684)	(90,580)	(10,104)	11%
Other income (expense), net	(2,955)	(1,878)	(1,077)	(57)%

Net loss	$(103,639)	$(92,458)	$(11,181)	12%

Research and Development Expense. Research and development, or R&D, expenses increased by $3.4 million during 2016 as compared to 2015, an increase of 5%. During 2015, we incurred total costs of $28.2 million in connection with our acquisition of rights to development programs from Teva and Lilly, consisting of the combined $25.3 million value of our common stock issued and combined upfront payments totaling $2.9 million made to Teva and Lilly in connection with these transactions. Excluding these costs, R&D costs increased by $31.6 million, or 70%, during 2016 as compared to the same period in 2015. This increase was due to the $20.7 million increase in the chemistry, manufacturing, and control and external clinical development costs associated with entrectinib and our other product candidates, and increased facilities costs due to an expansion of our leased facilities space. Additionally, we incurred increased personnel costs, including additional stock compensation costs of $0.9 million, due to an increase in R&D personnel.

General and Administrative Expense. General and administrative expenses increased by $6.7 million during 2016 as compared to 2015, an increase of 39%. The increase in general and administrative expenses was primarily attributable to increases in personnel costs, including additional stock compensation costs of $1.5 million. As noted above, we also incurred higher facilities expenses as well as increased consulting fees, outside services costs and depreciation expense.

Comparison of Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for 2015 and 2014, together with the changes in those items in dollars and as a percentage (in thousands, except percentage changes):

	Years ended December 31,		Dollar Change	Percentage Change
	2015	2014
Operating expenses:
Research and development	$73,511	$30,505	$43,006	141%
General and administrative	17,069	9,506	7,563	80%

Total operating expenses	90,580	40,011	50,569	126%

Loss from operations	(90,580)	(39,861)	(50,719)	127%
Other income (expense), net	(1,878)	(129)	(1,749)	(1,356)%

Net loss	$(92,458)	$(39,990)	$(52,468)	131%

Research and Development Expense. Research and development expense increased by $43.0 million during 2015 as compared to 2014, an increase of 141%. The majority of the increase was due to costs we incurred in connection with our acquisition of rights to development programs from Teva and Lilly during 2015, including the combined $25.3 million value of our common stock issued and combined upfront payments totaling $2.9 million made to Teva and Lilly in connection with these transactions. The remaining increase in research and development expenses during 2015 was primarily attributable to an increase in activities relating to development of entrectinib and our other product candidates (including the assets acquired from Teva in March 2015), increased personnel expenses, including additional stock compensation costs of $1.9 million, related to hiring and engaging additional employees and consultants to help us advance our product candidates, and facilities related expenses as a result of the expansion of our leased facilities space.

General and Administrative Expense. General and administrative expenses increased by $7.6 million during 2015 as compared to 2014, an increase of 80%. The increase in general and administrative expenses was primarily attributable to increases in personnel costs, including additional stock compensation costs of $1.4 million, and additional investor relations, audit, legal and intellectual property costs.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, and through December 31, 2016, we have raised an aggregate of approximately $352.2 million to fund our operations, of which approximately $57.5 million was received from our issuance and sale of our common stock in an underwritten public offering in May 2016, approximately $30.0 million was received from our issuance and sale of our common stock to Lilly in November 2015, approximately $75.0 million was received from our issuance and sale of our common stock in an underwritten public offering in June 2015, approximately $41.6 million was raised through our issuance and sale of our common stock in a registered direct offering in March 2015, approximately $55.2 million was received from our issuance and sale of our common stock in an underwritten public offering in March 2014, approximately $54.1 million was received from our issuance and sale of our common stock in two private placements in November 2013, approximately $32.0 million was received from the incurrence of indebtedness under our loan agreement with Silicon Valley Bank, or SVB, and Oxford Finance LLC, or Oxford, and collectively with SVB, the Lenders, and approximately $6.0 million was received from our issuance and sale of our preferred stock. We had also received a small amount of funding from our issuance of common stock to our founders in August and September 2011, and from our issuance of common stock upon the exercise from time to time of stock options.

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

Loan Agreement with SVB and Oxford. In June 2016, we entered into a loan agreement with the Lenders under which we incurred $32.0 million of indebtedness, substantially all of which was used to repay our then-existing $31.0 million loan with SVB. We have a conditional option to borrow an additional $10.0 million tranche under this loan facility upon satisfaction of certain specified criteria. We are required to pay interest on the outstanding borrowings under this loan agreement at an interest rate equal to the Prime Rate plus 4.35% (8.10% at December 31, 2016). Monthly principal payments of approximately $0.9 million commence in July 2018 and are due through June 2021. Further, the terms of the loan agreement require that we make a final lump-sum payment at loan maturity equal to 5.0% of the principal amount of the loans funded thereunder. We may elect to prepay all amounts owed under either or both of the loan tranches prior to the maturity date, provided that we pay a prepayment fee. The prepayment fee will be equal to 2.0% of the amount prepaid if the prepayment occurs on or prior to June 30, 2017, or 1% of the amount prepaid if the prepayment occurs thereafter. Pursuant to the loan agreement, we are bound by certain affirmative and negative covenants setting forth actions that we must and must not take during the term thereof. Under the loan agreement, we must also maintain the majority of our cash in accounts at SVB. Upon the occurrence of an event of default under the loan agreement, subject to cure periods for certain events of default, all amounts owed by us thereunder shall begin to bear interest at a rate that is 3% higher than the rate that is otherwise applicable and may be declared immediately due and payable to the Lenders. We have granted SVB, as collateral agent for the ratable benefit of the Lenders, a security interest in substantially all of our personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed to the Lenders under the loan agreement. We have also agreed not to encumber any of our intellectual property without the required lenders’ prior written consent.

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

Cash Flows

The following table provides information regarding our cash flows during 2016, 2015 and 2014 (in thousands):

	Year ended December 31,
	2016	2015	2014
Net cash used in operating activities	$(90,110)	$(50,800)	$(32,488)
Net cash provided by (used in) investing activities	14,268	(60,971)	(74,329)
Net cash provided by financing activities	53,799	151,808	61,359

Net increase/ (decrease) in cash and cash equivalents	$(22,043)	$40,037	$(45,458)

Comparison of Years Ended December 31, 2016 and 2015

Net Cash Used in Operating Activities. The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was approximately $90.1 million during the year ended December 31, 2016 compared to approximately $50.8 million during the year ended December 31, 2015. The increase in cash used in operating activities was driven primarily by an increase in activities relating to development of entrectinib and our other product candidates, and higher salaries, benefits and personnel-related costs resulting from higher headcount to support our expanded clinical and non-clinical development activities.

Net Cash Provided by (Used in) Investing Activities. Investing activities represent investment activity associated with our investment securities and, to a lesser extent, the cash outflow associated with purchases of fixed assets. Such activities resulted in a net increase of funds of approximately $14.3 million during fiscal 2016, while our investing activities used net cash of approximately $61.0 million during fiscal 2015.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $53.8 million during the year ended December 31, 2016 compared to approximately $151.8 million during the year ended December 31, 2015. The cash provided by financing activities was primarily the result of funds raised through sales of our common stock in 2016 and 2015 and the net borrowings under our term loan agreement during 2016.

Comparison of Years Ended December 31, 2015 and 2014

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

As of December 31, 2016, we had approximately $133.0 million in cash, cash equivalents and investment securities. We expect that our existing cash, cash equivalents and investment securities will enable us to fund our operations and capital expenditure requirements for at least the next twelve months. We expect to need to obtain additional funding in future periods, however, in order to continue our operations and pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

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

The following table summarizes our long-term, non-cancellable contractual obligations and commitments as of December 31, 2016:

	Payments Due by Period (amounts in thousands)
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Operating and capital leases	$25,650	$2,719	$9,165	$9,604	$4,162
Repayment of term loan (1)	32,000	—	16,000	16,000	—

Total	$57,650	$2,719	$25,165	$25,604	$4,162

(1)	See Note 6 to the Financial Statements included in this Annual Report on Form 10-K for further discussion of our term loan.

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

Interest Rate Fluctuation Risk

Some of the securities that we invest in have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Because of the short-term maturities of our cash equivalents and marketable investment securities, we do not believe that an increase in market rates would have any significant impact on the realized value of our marketable investment securities. If a 1.0% change in interest rates were to have occurred on December 31, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

We have a loan arrangement with SVB and Oxford under which we have borrowed $32.0 million, which accrues interest at a variable rate of interest equal to the Prime Rate plus 4.35% (8.10% at December 31, 2016). If a 1.0% change in interest rates were to have occurred on December 31, 2016, this change would not have had a material impact on our interest costs over the life of the loan arrangement.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2016, 2015 or 2014.

Item 8.	Financial Statements and Supplementary Data

The financial statements and the reports of our independent registered accounting firms required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2016, the end of our most recent fiscal year.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

At February 28, 2017, our board of directors consisted of the following members:

Name	Age	Present Position with Ignyta, Inc.
Jonathan E. Lim, M.D.	45	President, Chief Executive Officer and Chairman of the Board
James Bristol, Ph.D.	70	Director
Alexander Casdin	49	Director, Chairman of Audit Committee
Heinrich Dreismann, Ph.D.	63	Director, Chairman of Compensation Committee
James Freddo, M.D.	62	Director, Chairman of Nominating and Corporate Governance Committee
Steven Hoerter	46	Director

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

Alexander Casdin. Mr. Casdin joined our board of directors in October 2013. Alex Casdin is CEO and Portfolio Manager at Reneo Capital Management L.P., a position he has held since January 2015. From September 2012 through December 2014, Mr. Casdin was a private investor focused on the healthcare sector. From October 2011 through September 2012, Mr. Casdin was the Chief Financial Officer of Sophiris Bio, Corp., a Canadian public urology company. Prior to Sophiris Bio, Mr. Casdin served as the Vice President, Finance of Amylin Pharmaceuticals, a biopharmaceutical company that was acquired by Bristol-Myers Squibb in 2012, a position he held from October 2009 to October 2011. Prior to his position at Amylin Pharmaceuticals, Mr. Casdin founded and operated Casdin Advisors LLC, where he served as a strategic advisor to companies in the life sciences industry. Before founding Casdin Advisors, Mr. Casdin was the Chief Executive Officer and Portfolio Manager of Cooper Hill Partners, LLC, a healthcare investment fund. Mr. Casdin has also held previous positions at Pequot Capital Management and Dreyfus Corporation. Mr. Casdin currently serves on the board of directors of DiaVacs, a private clinical-stage biotechnology company focused on a treatment for Type 1 Diabetes, and the Conquer Cancer Foundation of the American Society of Clinical Oncology, as well as a member of the advisory boards of the Hassenfeld Center For Cancer & Blood Disorders and the Social Enterprise Program of the Columbia Business School, each of which are non-profit entities. He also served on the board of directors of DUSA Pharmaceuticals, a specialty pharmaceutical company in the field of dermatology that was previously listed on the NASDAQ Stock Market and was acquired by Sun Pharmaceutical Industries

Limited in December 2012, from January 2009 until December 2012. Mr. Casdin earned his B.A. degree from Brown University and his M.B.A., Beta Gamma Sigma, from Columbia Business School. We believe that Mr. Casdin adds value to our board of directors based on his experience with financing and other aspects of company-building for enterprises in our industry.

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

Steven Hoerter. Steve Hoerter joined our board of directors in December 2016. Mr. Hoerter currently serves as Chief Commercial Officer of Agios Pharmaceuticals, Inc., a position he has held since February 2016, and has more than twenty years of global pharmaceutical and biotechnology experience, previously having served as executive vice president and chief commercial officer at Clovis Oncology, Inc. There, Mr. Hoerter built and led the global commercial organization that developed go-to-market strategies for two oncology therapies. Before joining Clovis in 2011, he was general manager and management center head at Roche for the Sub-Saharan Africa and Indian Ocean Region. From 2005 to 2010, Mr. Hoerter held a variety of positions at Genentech, Inc., including serving on the senior leadership team for Genentech’s BioOncology business as senior director, Pipeline Development and Commercial Operations. Prior to that, Mr. Hoerter held commercial roles at Chiron Corporation and Eli Lilly and Company in the U.S., Europe and Africa. Mr. Hoerter received a B.A. in Russian and political science from Bucknell University, an M.B.A. from Tilburg University, and an M.S. in management from Purdue University. We believe that Mr. Hoerter adds value to our board of directors based on his senior management experience in the pharmaceutical and biotechnology industry, with expertise in drug development and commercialization, and other aspects of our industry.

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

Based solely on our review of the copies of such forms received and the written representations from certain reporting persons, we have determined that no officer, director or 10% beneficial owner, or any other person subject to Section 16(a) of the Exchange Act, known to us was delinquent with respect to their reporting obligations as set forth in Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2016.

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

Executive Officers

The table below sets forth the name, age and position of each of our executive officers as of February 28, 2017.

Name	Age	Position
Executive Officers:
Jonathan E. Lim, M.D.	45	President, Chief Executive Officer and Chairman of the Board
Zachary Hornby	38	Chief Operating Officer
Jacob Chacko, M.D.	38	Chief Financial Officer
Christian V. Kuhlen, M.D.	44	General Counsel and Secretary
William McCarthy	45	Chief Business Officer
Pratik Multani, M.D.	50	Chief Medical Officer
Valerie Harding Start, Ph.D.	57	Senior Vice President, Chemistry, Manufacturing, and Controls

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

Christian V. Kuhlen, M.D. Dr. Kuhlen joined Ignyta in July 2016. Prior to joining Ignyta, Dr. Kuhlen was Vice President, General Counsel and Secretary at Genoptix, Inc. (a Novartis company), a role he served in since 2007. At Genoptix, Dr. Kuhlen was responsible for all legal and corporate governance functions, including guiding the company through its initial public offering and follow-on offerings and subsequent sale to Novartis. Prior to Genoptix, Dr. Kuhlen was an attorney with Cooley LLP focusing on the needs of public and private biotechnology companies, including financings, M&A, IP, licensing and corporate governance matters. Prior to medical school, he was a research assistant at The Scripps Research Institute in La Jolla, California. Dr. Kuhlen holds a B.S. in biochemistry and cell biology and a B.A. in economics from UC San Diego, and a J.D. and M.D. from the University of Southern California.

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

Summary Compensation Table

The following table summarizes the compensation earned in each of our fiscal years ended December 31, 2016 and 2015 by our named executive officers, which consisted of (i) our principal executive officer, and (ii) our two next most highly compensated executive officers other than our principal executive officer who were serving as executive officers as of December 31, 2016 and whose total compensation exceeded $100,000 during the year ended December 31, 2016.

Name and Principal Position	Year ended December 31,	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)(3)	All other Compensation ($)(4)	Total ($)
Jonathan E. Lim, M.D.	2016	520,000	—	861,120	—	208,000	2,650	1,591,770
	2015	505,083	—	—	414,593	351,360	—	1,271,036

Zachary Hornby	2016	395,000	—	344,448	—	126,400	2,650	868,498

Pratik Multani, M.D	2016	395,000	—	315,744	—	110,600	2,650	823,994

(1)	Amounts represent the grant date fair value of the restricted stock unit awards granted during the fiscal years presented, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. For information on the valuation assumptions with respect to certain of the option grants reflected in this table, refer to footnotes 2 and 11 in our financial statements for the fiscal year ended December 31, 2016.
(2)	Amounts represent the grant date fair value of the option awards granted during the fiscal years presented, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. For information on the valuation assumptions with respect to certain of the option grants reflected in this table, refer to footnotes 2 and 11 in our financial statements for the fiscal year ended December 31, 2016.
(3)	Each named executive officer is eligible for a performance bonus that is based 100% upon the achievement of certain corporate performance goals and objectives. Bonuses are set based on the executive officer’s base salary as of the end of the bonus year and are expected to be paid out in the first quarter of the following year. The target levels for executive bonuses are currently 50% of base salary for our chief executive officer, 40% of base salary for our chief operating officer and 35% of base salary for our other named executive officers. Each year our board of directors sets corporate goals and milestones for the year, which generally relate to factors such as clinical and non-clinical development, business development and finance and operations. The compensation committee determines the level of achievement of the corporate goals following each year. This achievement level is then applied to each named executive officer’s target bonus to determine that year’s total bonus opportunity, with the potential for the compensation committee to exercise discretion in setting final bonus numbers to account for superior or substandard performance of any individual. For 2016, Dr. Lim’s, Mr. Hornby’s and Dr. Multani’s bonus amount was based on 80% corporate goals achievement and resulted in a bonus percentage equal to 40%, 32% and 28% respectively, of Dr. Lim’s, Mr. Hornby’s and Dr. Multani’s respective annual base salaries in effect during that fiscal year. For 2015, bonus amounts were based on 120% of corporate goals achievement and resulted in a bonus percentage of 72% of Dr. Lim’s annual base salary in effect during that fiscal year.
(4)	“All Other Compensation” includes $2,650 in employer 401(k) matching contributions for each of Dr. Lim, Mr. Hornby and Dr. Multani.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the aggregate stock and option awards held by our named executive officers as of December 31, 2016.

	Option Awards (1)						Stock Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)
Jonathan E. Lim, M.D.	6,251	(2)	694	(2)	$0.60	02/13/2023	72,000	(8)	381,600
	300,000	(3)	100,000	(3)	$6.00	12/15/2023	—		—
	47,916	(4)	52,084	(4)	$6.58	01/07/2025	—		—

Zachary Hornby	2,083	(5)			$0.57	12/09/2022	78,800	(9)	417,640
	1,250	(2)	139	(2)	$0.60	02/13/2023	—		—
	40,625	(6)	9,375	(6)	$1.02	09/08/2023	—		—
	187,500	(3)	62,500	(3)	$6.00	12/15/2023	—		—
	23,000	(4)	25,000	(4)	$6.58	01/07/2025	—		—

Pratik S. Multani, M.D.	91,666	(7)	108,334	(7)	$6.90	02/16/2025	46,400	(10)	245,920

(1)	Information regarding potential acceleration of certain equity awards for the NEOs is provided under the heading “Potential Payments Upon Termination or Change in Control” below.
(2)	The option award has a grant date of February 14, 2013 and vests pursuant to the following schedule: 1/48th of the shares subject to the award vested on February 14, 2013, and 1/48th of the shares subject to the award vest on each monthly anniversary thereafter.
(3)	The option award has a grant date of December 16, 2013 and vests pursuant to the following schedule: 25% of the shares subject to the award vested on December 2, 2014, and 1/48th of the shares subject to the award vest on each monthly anniversary thereafter.
(4)	The option award has a grant date of January 8, 2015 and vests pursuant to the following schedule: 25% of the shares subject to the award vested on January 8, 2016, and 1/48th of the shares subject to the award vest on each monthly anniversary thereafter.
(5)	The option award has a grant date of December 10, 2012 and vests pursuant to the following schedule: 25% of the shares subject to the award vested on December 10, 2013, and 1/48th of the shares subject to the award vest on each monthly anniversary thereafter.
(6)	The option award has a grant date of September 9, 2013 and vests pursuant to the following schedule: 25% of the shares subject to the award vested on September 9, 2014, and 1/48th of the shares subject to the award vest on each monthly anniversary thereafter.
(7)	The option award has a grant date of February 17, 2015 and vests pursuant to the following schedule: 25% of the shares subject to the award vested on February 17, 2016, and 1/48th of the shares subject to the award vest on each monthly anniversary thereafter.
(8)	Represents an RSU award with a grant date of January 7, 2016, subject to time-based vesting requirements pursuant to which all shares subject the award vest on the fifth anniversary of the date of grant.
(9)

Represents (i) 50,000 RSU awards with a grant date of January 8, 2015, subject to time-based vesting requirements pursuant to which all shares subject to the award will vest on the fourth anniversary of the date of grant, and (ii) 28,800 RSU awards with a grant date of January 7, 2016, subject to time-based vesting requirements pursuant to which all shares subject to the award will vest on the fifth anniversary of the date of grant.
(10)	Represents (i) 20,000 RSU awards with a grant date of February 17, 2015, subject to time-based vesting requirements pursuant to which all shares subject to the award will vest on the fourth anniversary of the date of grant, and (ii) 26,400 RSU awards with a grant date of January 7, 2016, subject to time-based vesting requirements pursuant to which all shares subject to the award will vest on the fifth anniversary of the date of grant.

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

Severance and Change in Control Severance Plan

We maintain the Ignyta, Inc. 2013 Severance and Change in Control Severance Plan, or the Severance Plan, for the benefit of certain employees of our company or any of our parents or subsidiaries as designated by our board of directors, or our Covered Employees. Our board of directors most recently amended the Severance Plan on January 7, 2016.

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

The Severance Plan will automatically terminate on December 16, 2019 unless otherwise extended by our board of directors.

Equity Compensation Plan Information

The following table summarizes securities available under our equity compensation plans as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders:
Amended and Restated 2011 Stock Incentive Plan (1)	294,755	$2.94	—
Amended and Restated 2014 Incentive Award Plan (2)	2,493,364	$8.71	3,525,680
Equity compensation plans not approved by security holders:
Amended and Restated 2011 Stock Incentive Plan (1) (3)	902,917	$6.83	—
Employment Inducement Incentive Award Plan (4)	440,167	$7.43	—
2015 Employment Inducement Incentive Award Plan (5)	1,216,562	$12.61	—

(1)	The material features of the Amended and Restated 2011 Stock Incentive Plan are described in footnote 11 to our financial statements for the fiscal year ended December 31, 2015. Effective June 11, 2014, the 2014 Incentive Award Plan replaced the Amended and Restated 2011 Stock Incentive Plan and the Employment Inducement Incentive Award Plan, and our board of directors will not grant any future awards under the Amended and Restated 2011 Stock Incentive Plan or the Employment Inducement Incentive Award Plan.
(2)	The material features of the 2014 Incentive Award Plan are described in footnote 11 to our financial statements for the fiscal year ended December 31, 2015.
(3)	On December 16, 2013, our board of directors approved an amendment to the Amended and Restated 2011 Stock Incentive Plan to increase the total number of shares of our common stock available for issuance thereunder from 712,652 shares to 2,712,652 shares. That amendment became effective on December 16, 2013 upon the approval thereof by our board of directors; however, our stockholders did not approve such increase to the share reserve. Effective June 11, 2014, the 2014 Incentive Award Plan replaced the Amended and Restated 2011 Stock Incentive Plan and the Employment Inducement Incentive Award Plan, and our board of directors will not grant any future awards under the Amended and Restated 2011 Stock Incentive Plan or the Employment Inducement Incentive Award Plan.
(4)	The material features of the Employment Inducement Incentive Award Plan are described in footnote 11 to our financial statements for the fiscal year ended December 31, 2015. Effective June 11, 2014, the 2014 Incentive Award Plan replaced the Amended and Restated 2011 Stock Incentive Plan and the Employment Inducement Incentive Award Plan, and our board of directors will not grant any future awards under the Amended and Restated 2011 Stock Incentive Plan or the Employment Inducement Incentive Award Plan.
(5)	The material features of the 2015 Employment Inducement Incentive Award Plan are described in footnote 11 to our financial statements for the fiscal year ended December 31, 2015. Effective June 13, 2016, in connection with the approval of our amended and restated 2014 Incentive Award Plan by our stockholders, our board of directors determined that we will not grant any future awards under the 2015 Employment Inducement Incentive Award Plan.

Policies Regarding Tax Deductibility of Compensation

Section 162(m) of the Code restricts the ability of publicly held companies to take a federal income tax deduction for compensation paid to certain of their executive officers to the extent that compensation exceeds $1.0 million per covered officer in any fiscal year. However, this limitation does not apply to compensation that is “qualified performance-based compensation” under Section 162(m) of the Internal Revenue Code. The non-performance based compensation paid in cash to our executive officers for the 2014, 2015 and 2016 fiscal years did not exceed the $1.0 million limit per officer.

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

On March 10, 2016, our board of directors amended the director compensation program so that this annual compensation amount is $40,000 beginning with the 2016 fiscal year. In addition, our lead independent director, if any, will receive an additional annual cash retainer of $20,000, the chair of our audit committee will receive an additional annual cash retainer of $15,000, the chair of our compensation committee will receive an additional annual cash retainer of $10,000 and the chair of our nominating and corporate governance committee will receive an additional annual cash retainer of $7,500. Audit committee members will receive an additional annual cash retainer of $7,500, compensation committee members will receive an additional annual cash retainer of $5,000 and nominating and corporate governance committee members will receive an additional annual cash retainer of $3,500. Under the March 2016 director compensation program, each of our non-employee directors was eligible to receive an annual grant of options to purchase 15,000 shares of our common stock at each annual meeting of our stockholders, beginning with the 2016 annual meeting, and upon appointment, new non-employee directors were eligible to receive an initial grant of options to purchase 24,000 shares of our common stock. It was anticipated that all such option grants will be granted under the 2014 Plan, or any other equity compensation plan our board of directors and stockholders may approve and adopt in the future.

On March 10, 2016, each of Mr. Casdin and Dr. Dreismann was granted a fully-vested option to purchase 15,000 shares of our common stock under the 2014 Plan.

On December 8, 2016, in connection with his appointment as non-employee director, our board of directors granted to Mr. Hoerter an option to purchase 24,000 shares of our common stock under the 2014 Plan. The options will vest as to one-third of the total number of shares subject to the award on the first anniversary of the date of grant, and the remainder vesting in equal monthly installments over the two years thereafter.

On March 9, 2017, our board of directors further amended the director compensation program. The cash compensation under the amended director compensation program remained unchanged from the cash compensation under the director compensation program adopted in March 2016. However, under the amended director compensation program, each of our non-employee directors will be eligible to receive an annual grant of options to purchase 20,000 shares of our common stock at each annual meeting of our stockholders, beginning with the 2017 annual meeting, and upon appointment, new non-employee directors was eligible to receive an initial grant of options to purchase 40,000 shares of our common stock. Initial grants will vest over three years, with one-third of the options vesting on the first anniversary of the date of grant and the remainder vesting in equal monthly installments over the two years thereafter. Annual grants will vest on the first to occur of (1) the first anniversary of the date of grant or (2) the next occurring annual meeting of our stockholders. In addition, all of the options granted to the non-employee directors will vest in full immediately prior to the occurrence of a change in control. It is anticipated that all such option grants will be granted under the 2014 Plan, or any other equity compensation plan our board of directors and stockholders may approve and adopt in the future.

Summary of Director Compensation

The table below summarizes all compensation earned by each of our non-employee directors for services performed during our fiscal year ended December 31, 2016. Dr. Lim is not in the table below because he receives no separate compensation for his services as a director of our company; all of the compensation earned by Dr. Lim during our 2016 fiscal year as an executive officer of our company is reflected in the Summary Compensation Table above.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	All other compensation ($)	Total ($)
James Bristol, Ph.D.(2)	48,500	55,569	—	104,069
Alexander Casdin(3)	63,281	120,969	—	184,250
Heinrich Dreismann, Ph.D.(4)	57,500	120,969	—	178,469
James Freddo, M.D.(5)	55,000	55,569	—	110,569
Steven Hoerter (6)	2,609	104,160	—	106,769

(1)	Amounts represent the grant date fair value of the option awards, determined in accordance with FASB ASC Topic 718. All awards are amortized over the vesting life of the award. For information on the valuation assumptions with respect to these option grants, refer to footnotes 2 and 11 in our financial statements for the fiscal year ended December 31, 2016.
(2)	As of December 31, 2016, Dr. Bristol held 39,000 outstanding stock options.
(3)	As of December 31, 2016, Mr. Casdin held 70,666 outstanding stock options.
(4)	As of December 31, 2016, Dr. Dreismann held 70,666 outstanding stock options.
(5)	As of December 31, 2016, Dr. Freddo held 50,666 outstanding stock options.
(6)	As of December 31, 2016, Mr. Hoerter held 24,000 outstanding stock options.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2017, by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our current directors and the named executive officers identified under the heading “Executive Compensation,” (iii) certain of our other executive officers that may be named executive officers for the fiscal year ending December 31, 2017, and (iv) all of those directors and executive officers as a group. We have determined beneficial ownership in accordance with applicable rules of the SEC, and the information reflected in the table below is not necessarily indicative of beneficial ownership for any other purpose. Under applicable SEC rules, beneficial ownership includes any shares of common stock as to which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days after February 28, 2017 through the exercise of any option, warrant or right or through the conversion of any convertible security. Unless otherwise indicated in the footnotes to the table below and subject to community property laws where applicable that, we believe, based on the information furnished to us, each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The information set forth in the table below is based on 41,700,063 shares of our common stock issued and outstanding on February 28, 2017. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants, rights or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after February 28, 2017. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the address for each person listed in the table below is c/o Ignyta, Inc., 4545 Towne Centre Court, San Diego, California 92121.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5% Stockholders:
Great Point Partners, LLC (1)	4,000,000	9.59%
Tang Capital Partners LP (2)	3,972,800	9.53%
City Hill Venture Partners I, LLC(3)	3,350,000	8.03%
Cephalon, Inc.(4)	3,000,000	7.19%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned
Eli Lilly and Company(5)	2,713,000		6.51%
Victory Capital Management Inc. (6)	2,414,093		5.79%
Broadfin Capital, LLC(7)	2,256,546		5.41%

Directors and Executive Officers:
Jonathan E. Lim, M.D.(8)	3,804,861		9.04%
Zachary Hornby(9)	338,457	*
Jacob Chacko, M.D. (10)	207,696	*
Christian Kuhlen, M.D.	—	*
Pratik Multani, M.D. (11)	108,333	*
William McCarthy (12)	66,666	*
Valerie Harding Start (13)	79,166	*
James Bristol, Ph.D.(14).	45,667	*
Alexander Casdin(15)	862,130		2.06%
Heinrich Dreismann, Ph.D.(16)	55,666	*
James Freddo, M.D.(17)	38,110	*
Steve Hoerter	—	*
All Directors and Executive Officers as a Group (12 persons) (18)	5,606,752		13.04%

(1)	Based on information disclosed in the Schedule 13G filed with the SEC on May 9, 2016 by Great Point Partners, LLC. Represents 1,079,277 shares held by Biomedical Value Fund, L.P., or BVF, 1,555,544 shares held by Biomedical Offshore Value Fund, Ltd., or BOVF, 1,206,025 shares held by GEF-SMA, L.P., or GEF-SMA, and 159,154 shares held by Class D Series of GEF-PS, LP, or GEF-PS. Great Point Partners, LLC is the investment manager of each of BVF, BOVF, GEF-SMA and GEF-PS, and by virtue of such status may be deemed to be the beneficial owner of the shares held by BVF, BOVF, GEF-SMA and GEF-PS. Each of Dr. Jeffrey R. Jay, M.D., as senior managing member of Great Point Partners, LLC, and Mr. David Kroin, as special managing member of Great Point Partners, LLC, has voting and investment power with respect to the shares held by BVF, BOVF, GEF-SMA and GEF-PS and therefore may be deemed to be the beneficial owner of the shares held by BVF, BOVF, GEF-SMA and GEF-PS. The address of Great Point Partners, LLC is 165 Mason Street, 3rd Floor, Greenwich, CT 06830.
(2)	Based on information disclosed in the Schedule 13G filed with the SEC on May 9, 2016 by Tang Capital Partners, LP. Tang Capital Partners, LP, Tang Capital Management, LLC and Kevin C. Tang share voting and dispositive power with respect to the shares. Tang Capital Management, LLC is the general partners of Tang Capital Partners, LP and Kevin C. Tang is the manager of Tang Capital Management, LLC. Mr. Tang disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein. The address of Tang Capital Partners, LP, Tang Capital Management, LLC and Mr. Tang is 4747 Executive Drive, Suite 510, San Diego CA 92121.
(3)	Dr. Jonathan E. Lim, our President, Chief Executive Officer and Chairman of our board of directors, is the Manager of City Hill Ventures, LLC, which is the Manager of City Hill Venture Partners I, LLC, and as such he and City Hill Ventures, LLC have the power to vote or dispose of the securities held of record by City Hill Venture Partners I, LLC and may be deemed to beneficially own those securities. Dr. Lim disclaims beneficial ownership of the securities held of record by City Hill Venture Partners I, LLC except to the extent of his pecuniary interest therein. The address of City Hill Venture Partners I, LLC is 11575 Sorrento Valley Road, Suite 200, San Diego, California 92121.
(4)	Based on information disclosed in the Schedule 13G filed with the SEC by Cephalon, Inc., a Delaware corporation, or Cephalon, and Teva Pharmaceutical Industries Limited, an Israel company and parent of Cephalon, or Teva, on March 27, 2015. Teva may be deemed to have sole voting and dispositive power over all of the shares. The address of Cephalon is 1090 Horsham Road, North Wales, PA 19454. The address of Teva is 5 Basel Street, PO Box 3190, Petach Tikva 4951033, Israel.
(5)	Based on information disclosed in the Schedule 13G filed with the SEC on November 16, 2015. Eli Lilly and Company has the sole power to dispose or direct the disposition of, and the sole power to vote, all of such shares. The address of Eli Lilly and Company is Lilly Corporate Center, Indianapolis, Indiana 46285.
(6)	Based on information disclosed in the Schedule 13G filed with the SEC on February 10, 2017 by Victory Capital Management Inc. The address of Victory Capital Management Inc. is 4900 Tiedeman Road, 4th Floor, Brooklyn, OH 44144.

(7)	Based on information disclosed in the Schedule 13G filed with the SEC on February 13, 2017 by Broadfin Capital, LLC. Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd. and Kevin Kotler share voting and dispositive power with respect to the shares. Mr. Kotler is the Managing Member of Broadfin Capital, LLC and Director of Broadfin Healthcare Master Fund, Ltd. Broadfin Capital, LLC and Mr. Kotler disclaim beneficial ownership of the shares except to the extent of their pecuniary interests therein. The address of Broadfin Capital, LLC and Mr. Kotler is 300 Park Avenue, 25th Floor, New York, New York 10022, and the address of Broadfin Healthcare Master Fund, Ltd. is 20 Genesis Close, Ansbacher House, Second Floor, PO Box 1344, Grand Cayman KY1-1108, Cayman Islands.
(8)	Includes (a) 3,350,000 shares of our common stock held by City Hill Venture Partners I, LLC, with respect to which Dr. Lim has sole voting and investment control, (b) 58,333 shares of our common stock held by Dr. Lim and (c) 396,528 shares underlying options held by Dr. Lim and exercisable within 60 days following February 28, 2017.
(9)	Includes 283,596 shares underlying options held by Mr. Hornby and exercisable within 60 days following February 28, 2017.
(10)	Includes 191,258 shares underlying options held by Dr. Chacko and exercisable within 60 days following February 28, 2017.
(11)	Represents 108,333 shares underlying options held by Dr. Multani and exercisable within 60 days following February 28, 2017.
(12)	Represents 66,666 shares underlying options held by Mr. William McCarthy within 60 days following February 28, 2017.
(13)	Represents 79,166 shares underlying options held by Dr. Valerie Harding Start 60 days following February 28, 2017.
(14)	Includes 24,000 shares underlying options held by Dr. Bristol and exercisable within 60 days following February 28, 2017.
(15)	Includes 155,666 shares underlying options held by Mr. Casdin and exercisable within 60 days following February 28, 2017. Also includes 706,464 shares held by Reneo Capital SPV I LP. Mr. Casdin is the Managing Member of Reneo GP, LLC, which is the General Partner of Reneo Capital SPV I LP. Mr. Casdin disclaims beneficial ownership of the shares held by Reneo Capital SPV I LP except to the extent of his pecuniary interest therein.
(16)	Represents 55,666 shares underlying options held by Dr. Dreismann and exercisable within 60 days following February 28, 2017.
(17)	Represents 35,110 shares underlying options held by Dr. Freddo and exercisable within 60 days following February 28, 2017.
(18)	Includes 1,295,989 shares underlying options exercisable within 60 days following February 28, 2017.

Equity Compensation Plans

Information about our equity compensation plans is incorporated by reference to Item 11 of Part III of this Annual Report on Form 10-K.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Except as described below and except for compensation for employment or services provided in other roles, the following is a description of transactions since January 1, 2016 to which we are or were a party in which the amount involved exceeds $120,000, and in which any of our current directors, executive officers, holders of more than 5% of any class of our voting securities or any of their respective affiliates or immediate family members, had, or will have, a direct or indirect material interest.

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

Insider Participation in Public Offering

On May 4, 2016, we issued an aggregate of 9,200,000 shares of our common stock in an underwritten public offering at a purchase price per share of $6.25 per share. Reneo Capital SPV I LP purchased 232,000 of these shares, for an aggregate purchase price of $1,450,000. Alexander Casdin, a member of our board of directors, is the Managing Member of Reneo GP, LLC, which is the General Partner of Reneo Capital SPV I LP.

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

On June 28, 2016, we, at the discretion of our audit committee, dismissed Mayer Hoffman McCann P.C. as our independent registered public accounting firm and appointed KPMG LLP to serve as our independent registered public accounting firm for the fiscal year ended December 31, 2016. We filed a Current Report on Form 8-K on July 1, 2016 reporting this change.

The following table represents aggregate fees for professional audit services rendered by KPMG LLP and Mayer Hoffman McCann P.C. related to the fiscal years ended December 31, 2016 and 2015, respectively.

	Year Ended December 31,
	2016	2015
	(KPMG)	(Mayer Hoffman)
Audit Fees(1)	$248,175	$186,372
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

	$248,175	$186,372

(1)	Audit fees consist of fees and out-of-pocket expenses whether or not yet invoiced for professional services provided in connection with the audit of our annual financial statements, review of our quarterly financial statements, due diligence procedures to support comfort and/or consent letters in connection with our public offerings and the resale registration statements relating to our private placements of common stock, and related services that are normally provided in connection with statutory and regulatory filings or engagements.

Pre-Approval Policies and Procedures

Our audit committee has established a policy that all audit and permissible non-audit services provided by our independent registered public accounting firm will be pre-approved by the audit committee. Prior to February 28, 2014, when our audit committee was formed, our full board of directors had responsibility for the activities that were delegated to the audit committee. All audit and permissible non-audit services were pre-approved by our audit committee or board of directors in accordance with this policy during the fiscal years ended December 31, 2016 and 2015. These services may include audit services, audit-related services, tax services and other services. The audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our auditors. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report.

1. Financial Statements. The following financial statements of Ignyta, Inc., together with the reports thereon of KPMG LLP, and Mayer Hoffman McCann P.C., each an independent registered public accounting firm, are included in this Annual Report on Form 10-K:

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

IGNYTA, INC.

Date: March 14, 2017	By:	/s/ Jonathan E. Lim, M.D.
Jonathan E. Lim, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan E. Lim, M.D. Jonathan E. Lim, M.D.	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 14, 2017

/s/ Jacob Chacko, M.D. Jacob Chacko, M.D.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2017

/s/ James Bristol, Ph.D. James Bristol, Ph.D.	Director	March 14, 2017

/s/ Alexander Casdin Alexander Casdin	Director	March 14, 2017

/s/ Heinrich Dreismann, Ph.D. Heinrich Dreismann, Ph.D.	Director	March 14, 2017

/s/ James Freddo, M.D. James Freddo, M.D.	Director	March 14, 2017

/s/ Steven Hoerter Steven Hoerter	Director	March 14, 2017

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated May 7, 2013, by and between Ignyta, Inc. and Actagene Oncology, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

2.2	Agreement and Plan of Merger and Reorganization, dated October 31, 2013, by and among Ignyta, Inc. (then known as Infinity Oil & Gas Company), IGAS Acquisition Corp., and Ignyta, Inc. (then known as Ignyta Operating, Inc.) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

2.3

Agreement and Plan of Merger, dated June 12, 2014, by and among Ignyta, Inc. (then known as Ignyta Operating, Inc.), and its parent entity Ignyta, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Report on

Form 8-K12B filed with the SEC on June 13, 2014).

3.1	Second Amended and Restated Certificate of Incorporation of Ignyta, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

3.2	Amended and Restated Bylaws of Ignyta, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

4.2	Warrant to Purchase Stock, issued to Silicon Valley Bank on June 25, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

4.3	Warrant to Purchase Stock, issued to Silicon Valley Bank on February 27, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

4.4	Warrant to Purchase Common Stock, dated November 6, 2013, issued to Nerviano Medical Sciences S.r.l. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2013).

4.5	Warrant to Purchase Stock, issued to Silicon Valley Bank on September 30, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2014).

4.6	Warrant to Purchase Stock, issued to Life Science Loans, LLC on September 30, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2014).

4.7	Warrant to Purchase Stock, issued to Silicon Valley Bank on September 30, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2015).

4.8	Warrant to Purchase Stock, issued to Life Science Loans, LLC on September 30, 2015 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2015).

4.9	Warrant to Purchase Stock, issued to Silicon Valley Bank on June 30, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016).

4.10	Warrant to Purchase Stock, issued to Oxford Finance, LLC on June 30, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016).

4.11	Warrant to Purchase Stock, issued to Oxford Finance, LLC on June 30, 2016 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016).

4.12	Warrant to Purchase Stock, issued to Oxford Finance, LLC on June 30, 2016 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016).

4.13	Warrant to Purchase Stock, issued to Oxford Finance, LLC on June 30, 2016 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016).

10.1#	Ignyta, Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

10.2#	Amendment No. 1 to the Ignyta, Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2013).

Exhibit Number	Description of Exhibit

10.3#	Form of Stock Option Award Agreement under the Ignyta, Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

10.4#	Form of Restricted Stock Award Agreement under the Ignyta, Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

10.5#	Ignyta, Inc. Employment Inducement Incentive Award Plan and form of stock option agreement thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2014).

10.6#	Amended and Restated Ignyta, Inc. 2014 Incentive Award Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2016).

10.7#	Form of Stock Option Agreement under the Ignyta, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

10.8#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award under the Ignyta, Inc. 2014 Incentive Award Plan. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2015).

10.9#	Ignyta, Inc. 2015 Employment Inducement Incentive Award Plan and form of stock option agreement thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2015).

10.10	License Agreement, dated October 10, 2013, by and between Ignyta, Inc. (then known as Ignyta Operating, Inc.) and Nerviano Medical Sciences, S.r.l., as amended by that certain Amendment No. 1 to License Agreement, dated October 25, 2013, by and between Ignyta, Inc. and Nerviano Medical Sciences, S.r.l. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013) (portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the SEC).

10.11	Amendment No. 2 to License Agreement, dated December 12, 2014 by and between Ignyta, Inc. and Nerviano Medical Sciences, S.r.l. (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K filed with the SEC on February 17, 2015) (portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the SEC),

10.12	Lease, dated February 19, 2013, by and between Ignyta, Inc. and BMR-Coast 9 LP (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

10.13	Third Amendment to Lease between Ignyta, Inc. and BMR-Coast 9 LP dated April 18, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2014).

10.14	Fifth Amendment to Lease dated October 16, 2015, between Ignyta, Inc. and BMR-Coast 9 LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.15	Lease dated October 16, 2015, between Ignyta, Inc. and BMR-Axiom LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2015).

10.16	Asset Purchase Agreement, dated March 17, 2015, by and between Ignyta, Inc. and Cephalon, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015).

10.17	Registration Rights Agreement, dated March 17, 2015, by and between Ignyta, Inc. and Cephalon, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015).

10.18	Form of Subscription Agreement dated March 17, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015).

10.19	Collaboration Agreement dated November 3, 2006, as amended April 17, 2009, by and between Ignyta, Inc., as successor-in-interest to Cephalon, Inc., and Daiichi Sankyo Company Limited, as successor-in-interest to Ambit Biosciences Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2015) (portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the SEC).

Exhibit Number	Description of Exhibit

10.20	License, Development and Commercialization Agreement, dated November 6, 2015, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on December 23, 2015) (portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the SEC).

10.21	Stock Purchase Agreement, dated November 6, 2015, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on December 23, 2015).

10.22	Registration Rights Agreement, dated November 6, 2015, by and between the Company and Eli Lilly and Company (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-3 filed with the SEC on December 23, 2015).

10.23	Controlled Equity OfferingSM Sales Agreement dated as of December 23, 2015 by and between Ignyta, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 23, 2015).

10.24#	Form of Indemnification Agreement by and between Ignyta, Inc. and each of its current directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

10.25#	Amended and Restated Ignyta, Inc. Severance and Change in Control Severance Plan and Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2016).

10.26	Loan Agreement, dated as of June 30, 2016, between and among Ignyta, Inc., Silicon Valley Bank, as Collateral Agent, and Silicon Valley Bank and Oxford Finance LLC, as Lenders (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016).

10.27#*	Non-Employee Director Compensation Program dated March 9, 2017.

23.1*	Consent of independent registered public accounting firm, KPMG LLP

23.2*	Consent of independent registered public accounting firm, Mayer Hoffmann McCann P.C.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.

IGNYTA, INC.

Report of KPMG LLP,

Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ignyta, Inc.:

We have audited the accompanying balance sheet of Ignyta, Inc. as of December 31, 2016, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ignyta, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Diego, California

March 14, 2017

REPORT OF MAYER HOFFMAN MCCANN P.C.,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ignyta, Inc.

San Diego, California

We have audited the accompanying balance sheet of Ignyta, Inc. as of December 31, 2015, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ignyta, Inc. as of December 31, 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

San Diego, CA
March 14, 2016

Ignyta, Inc.

Balance Sheets

(In thousands, except share data)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$24,340	$46,383
Short-term investment securities	83,637	85,420
Other current assets	3,873	4,191

Total current assets	111,850	135,994
Long-term investment securities	24,983	40,346
Property and equipment, net	6,270	18,764
Other long-term assets	1,811	410

Total assets	$144,914	$195,514

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$13,510	$14,025
Accrued compensation and benefits	4,007	3,844
Current portion of term debt	—	6,675

Total current liabilities	17,517	24,544
Term debt, net of current portion and discount	29,517	22,821
Other long-term liabilities	3,110	12,164

Total liabilities	50,144	59,529
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized; 41,665,779 and 32,339,081 shares issued and outstanding at December 31, 2016 and 2015, respectively	4	3
Additional paid-in capital	346,549	284,252
Accumulated other comprehensive loss	(123)	(249)
Accumulated deficit	(251,660)	(148,021)

Total stockholders’ equity	94,770	135,985

Total liabilities and stockholders’ equity	$144,914	$195,514

See accompanying notes to the financial statements.

Ignyta, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Revenue	$—	$—	$150
Operating expenses:
Research and development	76,926	73,511	30,505
General and administrative	23,758	17,069	9,506

Total operating expenses	100,684	90,580	40,011

Loss from operations	(100,684)	(90,580)	(39,861)
Other income (expense):
Interest expense	(3,214)	(2,593)	(1,362)
Interest income and other income/ (expense), net	955	715	1,233
Loss on debt extinguishment	(696)	—	—

Total other income (expense)	(2,955)	(1,878)	(129)

Net loss	$(103,639)	$(92,458)	$(39,990)

Comprehensive loss:
Net loss	$(103,639)	$(92,458)	$(39,990)
Net unrealized gain (loss) on investment securities	126	(196)	(53)

Comprehensive loss	$(103,513)	$(92,654)	$(40,043)

Net loss per share:
Net loss per share - basic and diluted	$(2.69)	$(3.44)	$(2.18)

Weighted average shares - basic and diluted	38,480	26,854	18,328

See accompanying notes to the financial statements.

Ignyta, Inc.

Statements of Stockholders’ Equity

(In thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2013	13,934,876	$1	$57,360	$—	$(15,573)	$41,788

Common stock offering, net	6,031,750	1	51,581	—	—	51,582
Exercise of stock options	18,143	—	7	—	—	7
Repurchase of unvested restricted stock	(400,000)	—	(1)	—	—	(1)
Reclassification of warrant from liability	—	—	125	—	—	125
Issuance of warrants to lender	—	—	208	—	—	208
Stock-based compensation	—	—	2,283	—	—	2,283
Unrealized loss on investments	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	(39,990)	(39,990)

Balance at December 31, 2014	19,584,769	2	111,563	(53)	(55,563)	55,949

Common stock offering, net	9,944,464	1	141,588	—	—	141,589
Other issuances of common stock	2,713,000	—	25,296	—	—	25,296
Exercise of stock options	74,529	—	391	—	—	391
Net exercise of warrants	22,319	—	—	—	—	—
Issuance of warrants to lender	—	—	69	—	—	69
Stock-based compensation	—	—	5,345	—	—	5,345
Unrealized loss on investments	—	—	—	(196)	—	(196)
Net loss	—	—	—	—	(92,458)	(92,458)

Balance at December 31, 2015	32,339,081	3	284,252	(249)	(148,021)	135,985

Common stock offering, net	9,200,000	1	53,891	—	—	53,892
Exercise of stock options	126,698	—	410	—	—	410
Issuance of warrants to lender	—	—	275	—	—	275
Stock-based compensation	—	—	7,721	—	—	7,721
Unrealized gain on investments	—	—	—	126	—	126
Net loss	—	—	—	—	(103,639)	(103,639)

Balance at December 31, 2016	41,665,779	$4	$346,549	$(123)	$(251,660)	$94,770

See accompanying notes to the financial statements.

Ignyta, Inc.

Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2016	2015	2014
Operating activities:
Net loss	$(103,639)	$(92,458)	$(39,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on debt extinguishment	696	—	—
In-process research and development charge associated with asset acquisition	—	11,880	—
Issuance of common stock for technology	—	13,416	—
Stock-based compensation	7,721	5,345	2,283
Depreciation and amortization of property and equipment	3,478	2,037	528
Amortization of premium on investment securities, net of accretion of discounts	688	1,358	887
Amortization of non-cash financing costs	593	538	368
Other	(358)	2	—
Change in operating assets and liabilities:
Prepaid expenses and other assets	(509)	(2,700)	(801)
Accounts payable	95	2,856	164
Accrued expenses and other liabilities	1,125	6,926	4,073

Net cash used in operating activities	(90,110)	(50,800)	(32,488)

Investing activities:
Purchases of investment securities	(123,857)	(148,111)	(89,286)
Maturities of investment securities	84,755	90,662	18,058
Sales of investment securities	55,746	—	—
Purchases of property and equipment	(2,451)	(3,522)	(3,117)
Proceeds from sale of equipment	75	—	16

Net cash provided by / (used in) investing activities	14,268	(60,971)	(74,329)

Financing activities:
Proceeds from issuance of common stock, net of issuance costs	53,892	141,589	51,582
Proceeds from borrowings under term loan facility	17,116	10,000	21,000
Repayments of borrowings under term loan facility	(17,438)	—	(11,050)
Proceeds from exercise of stock options	410	391	7
Other	(181)	(172)	(180)

Net cash provided by financing activities	53,799	151,808	61,359

Net increase/ (decrease) in cash and cash equivalents	(22,043)	40,037	(45,458)
Cash and cash equivalents at beginning of period	46,383	6,346	51,804

Cash and cash equivalents at end of period	$24,340	$46,383	$6,346

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,611	$2,528	$1,884

Amounts accrued for purchases of property and equipment	$357	$—	$—

Non-cash financing activity:
Net change in capitalized costs associated with leased building (Note 5)	$(11,000)	$11,000	$—

Final loan fee and warrant issuance recorded as debt discount	$1,600	$369	$838

Unrealized gain (loss) on available-for-sale investment securities	$126	$(196)	$(53)

Leasehold improvements paid by lessor	$—	$—	$2,342

Assets acquired under capital leases	$—	$—	$538

Warrant reclassified to equity due to removal of anti-dilution provision	$—	$—	$125

See accompanying notes to the financial statements.

Ignyta, Inc.

Notes to Financial Statements

1. ORGANIZATION

Organization and Nature of Operations

Ignyta, Inc. (“Ignyta” or the “Company”) is incorporated in the state of Delaware and was founded in 2011 (with the name “NexDx, Inc.”). The Company changed its name to “Ignyta, Inc.” on October 8, 2012. Ignyta is a biotechnology company focused on precision medicine in oncology. Its goal is not just to shrink tumors, but to eradicate residual disease – the source of cancer relapse and recurrence – in precisely defined patient populations. The Company is pursuing an integrated therapeutic (“Rx”) and companion diagnostic (“Dx”) strategy for treating patients with cancer. Its Rx efforts are focused on in-licensing or acquiring, then developing and commercializing molecularly targeted therapies that, sequentially or in combination, are foundational for eradicating residual disease. Its Dx efforts aim to pair these product candidates with biomarker-based companion diagnostics that are designed to precisely identify, at the molecular level, the patients who are most likely to benefit from the therapies it develops.

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

Liquidity

The Company had negative cash flow from operations of approximately $90.1 million during 2016 and, as of December 31, 2016, had an accumulated deficit of approximately $251.7 million. The Company is focused primarily on its development programs, and management believes such activities will result in the continued incurrence of significant research and development and other expenses related to those programs. The Company expects that it will need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products. If the clinical trials for any of the Company’s products fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of its product candidates, if approved, fails to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash on hand and through additional financing from existing and prospective investors. The Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or to its stockholders.

As of December 31, 2016, the Company had cash, cash equivalents and investment securities totaling $133.0 million. While the Company expects that its existing cash, cash equivalents and investment securities will enable it to fund its operations and capital expenditure requirements for at least the next twelve months, having insufficient funds may require the Company to delay, reduce, limit or terminate some or all of its development programs or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market on its own. Failure to obtain adequate financing could eventually adversely affect the Company’s ability to operate as a going concern. If the Company raises additional funds from the issuance of equity securities, substantial dilution to its existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict its ability to operate its business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”), requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses, and related disclosures. Significant estimates used in preparing the financial statements include those assumed in estimating expenses for the Company’s pre-clinical studies and clinical trials, computing the valuation allowance on deferred tax assets, calculating stock-based compensation expense and for determining the value of leased property during the construction period for which the Company has been deemed the accounting owner. Actual results could differ from those estimates or assumptions.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These changes had no impact on the Company’s total assets or reported net loss.

Cash, Cash Equivalents and Investment Securities

The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents. Cash and cash equivalents represent bank demand deposits and amounts invested in money market funds.

Investment securities are considered to be available-for-sale and consist of government and government agency obligations, corporate notes and bonds and commercial paper. Investment securities are recorded at estimated fair value, and unrealized gains and losses for these securities are included in accumulated other comprehensive income or loss, a component of stockholders’ equity. The Company evaluates its investment securities as of each balance sheet date to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method. No other-than-temporary impairment charges have been recognized for any of the fiscal periods reported in these financial statements.

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

Cash, cash equivalents, investment securities are carried at fair value (see Note 3). Other current assets, accounts payable and accrued expenses, and other liabilities are carried at costs which represents a reasonable estimate of fair value due to the short-term nature of these items. The carrying value of the term debt approximates its fair value as the interest rate and other terms are that which is currently available to the Company. Fair value estimates of these instruments at a specific point in time are made based on relevant market information. These estimates can be subjective, involve uncertainties and matters of judgment, and therefore cannot be determined with precision.

Credit Risk

Financial instruments that may subject the Company to credit risk consist of cash, cash equivalents, investment securities and term loan obligations. The Company maintains demand deposits with financial institutions in amounts that typically exceed the amount of federal insurance provided on such deposits. Investment securities are invested in accordance with the Company’s investment policy which specifies the categories, allocations, and ratings of securities that may be considered for investment. Management does not believe that the Company’s cash equivalents and investment securities have a significant risk of default or illiquidity. The primary exposure to market risk with respect to investment securities and the Company’s term loans is the risk that prevailing interest rates change causing the value of the investment securities and the value of the obligation owed under term loans to fluctuate.

Sources of supply

The Company relies on third-party manufacturers and single source third-party suppliers to manufacture its preclinical and clinical drug supplies for use in the conduct of preclinical studies and clinical trials. If the Company’s third-party manufacturers are unable to continue manufacturing our preclinical and clinical drug supplies, or if it lost the single source suppliers used in the manufacturing process, it may not be able to meet the demand to support ongoing clinical trials. The Company also does not currently have arrangements in place for the commercial supply of bulk drug substance or drug products. It may not be able to establish these or any other supply relationship when needed, on reasonable terms, or at all. Any failure to secure sufficient supply of its product candidates for preclinical or clinical testing or, in the future, for commercial purposes, would materially harm the Company’s operations and financial results.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Asset lives range from three to seven years, or, in the case of leasehold improvements, over the lesser of the useful life of the related asset or the lease term. Maintenance and repairs are expensed as incurred.

The Company establishes assets and corresponding financing liabilities for the construction costs incurred under build-to-suit lease arrangements when it is determined that the Company has taken construction risks during the construction period and is deemed the accounting owner of the property during construction. At the end of the construction period, the Company assesses whether the arrangement qualifies for sales recognition under the sale-leaseback accounting guidance in ASC 840.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value. To date, the Company has not experienced any significant impairment losses on its property and equipment.

Research and Development

Costs incurred in connection with research and development activities are expensed as incurred. Research and development expenses consist of (i) external research and development expenses incurred under arrangements with third parties, such as contract research organizations, investigational sites and consultants; (ii) employee-related expenses, including salaries, benefits, travel and stock compensation expense; (iii) the cost of acquiring, developing and manufacturing clinical study materials; (iv) facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and laboratory and other supplies, and (v) license fees and other expenses relating to the acquisition of rights to development programs.

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

The Company expenses all costs as incurred in connection with patent applications (including direct application fees, and the legal and consulting expenses related to making such applications) and such costs are included in general and administrative expenses.

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

Stock-Based Compensation

Stock-based compensation cost for equity awards to employees and directors is measured at the grant date based on the estimated fair value of the award using the Black-Scholes option-pricing model. The value of the award that is ultimately expected to vest is recognized as an expense under the straight-line method over the requisite service period (generally the vesting period of the equity grant). Any changes to the estimated forfeiture rates are accounted for prospectively.

Stock options issued to non-employees are accounted for at their estimated fair values determined using the Black-Scholes option-pricing model. The fair value of options granted to non-employees is re-measured as they vest, and the resulting increase in value, if any, is recognized as an expense during the period the related services are rendered.

Comprehensive Income (Loss)

Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s only component of other comprehensive income or loss is unrealized gains or losses on its available-for-sale investment securities. Comprehensive gains (losses) have been reflected in the statements of operations and comprehensive loss and as a separate component in the statements of stockholders’ equity for all periods presented.

Net Loss per Share

Basic and diluted net loss per share has been computed by dividing net loss by the weighted average number of common shares outstanding. The calculations of net loss per share exclude potentially dilutive securities (consisting of outstanding options, warrants and restricted stock units) of approximately 5.5 million and 5.4 million shares as of December 31, 2016 and 2015, respectively, as inclusion of these securities would be anti-dilutive for each of the years shown in the financial statements given the net loss position of the Company.

Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU’) 2015-03 which requires presentation of debt issuance costs as a direct deduction from the carrying amount of a recognized debt liability on the balance sheet rather than as an asset. The Company adopted this guidance at the beginning of fiscal 2016. This accounting treatment was applied retroactively to amounts presented in the Company’s balance sheet as of December 31, 2015. This change had no impact on the Company’s previously reported results of operations.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendment requires management to evaluate, for each annual and interim reporting period, whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or are available to be issued. If substantial doubt is raised, additional disclosures around management’s plan to alleviate these doubts are required. This update became effective for fiscal years ending after December 15, 2016, and as such, the Company adopted this standard for its year ended December 31, 2016. Adoption of this standard did not have a significant impact on the Company’s financial statements or the related disclosures therein.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company early adopted this guidance on a prospective basis for its year ended December 31, 2016. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

Recent Accounting Pronouncements

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This update affects all entities that are required to present a statement of cash flows and provide guidance and clarity on certain cash flow classification aspects. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The ASU is effective for public companies for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact, if any, of adopting this guidance on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which amended previous guidance on employee share-based payment accounting. This update involves several aspects of the accounting for share-based payment transactions, including income tax effects, forfeitures and classifications on the statement of cash flows. This guidance is effective for the Company’s fiscal year beginning January 1, 2017. The Company does not believe that adoption of this guidance will have a material impact on its financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases, which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. The new standard is effective for public companies for the Company’s fiscal year beginning January 1, 2019, and early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its financial statements and related financial statement disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. This update addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard is effective for the Company’s fiscal year beginning January 1, 2018. The Company is currently evaluating the potential impact of this guidance on its financial statements and related financial statement disclosures.

3. INVESTMENT SECURITIES

The Company reports its available-for-sale investment securities at their estimated fair values based on quoted market prices for identical or similar instruments. Following is a summary of the available-for-sale investments held by the Company as of the dates below (in thousands):

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
Commercial paper	$8,996	$—	$—	$8,996
Corporate debt securities	49,179	1	(55)	49,125
U.S. government and agency obligations	50,568	1	(70)	50,499

Total	$108,743	$2	$(125)	$108,620

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
Commercial paper	$7,992	$—	$—	$7,992
Corporate debt securities	94,959	3	(180)	94,782
U.S. government and agency obligations	23,064	—	(72)	22,992

Total	$126,015	$3	$(252)	$125,766

All of the Company’s available-for-sale investment securities held at December 31, 2016, had maturity dates of less than 24 months. The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as short-term investments have maturity dates of less than one year from the balance sheet date, while those classified as long-term have maturity dates of greater than one year from the balance sheet date. The cost of securities sold is based on the specific identification method. The Company has not realized any significant gains or losses on sales of available-for-sale investment securities during any of the periods presented. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in investment income.

None of the Company’s available-for-sale investment securities were in a material unrealized loss position at December 31, 2016. The Company reviewed its investment holdings as of December 31, 2016, and determined that its unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that no securities have been in an unrealized loss position for twelve months or more. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities.

4. FAIR VALUE MEASUREMENTS

Available-for-sale investment securities consist of highly liquid, investment grade debt securities. The Company determines the fair value of these securities based upon one or more valuations reported by its investment accounting and reporting service provider. This service provider values securities using a hierarchical security pricing model that relies primarily on valuations provided by an industry-recognized valuation service. Such valuations may be based on trade prices in active markets for identical assets or liabilities (Level 1 inputs) or valuation models using inputs that are observable either directly or indirectly (Level 2 inputs), such as quoted prices for similar assets or liabilities, yield curves, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, and broker and dealer quotes, as well as other relevant economic measures.

The fair value of cash, cash equivalents and available-for-sale investment securities were as follows (in thousands):

	As of December 31, 2016				As of December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$24,340	$—	$—	$24,340	$46,383	$—	$—	$46,383
Investment securities:
Commercial paper	—	8,996	—	8,996	—	7,992	—	7,992
Corporate debt securities	—	49,125	—	49,125	—	94,782	—	94,782
U.S. government and government agency obligations	50,499	—	—	50,499	22,992	—	—	22,992

Total investment securities	50,499	58,121	—	108,620	22,992	102,774	—	125,766

Total assets measured at fair value	$74,839	$58,121	$—	$132,960	$69,375	$102,774	$—	$172,149

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 1, 2, or 3 for the years ended December 31, 2016 and 2015.

Instruments Not Recorded at Fair Value on a Recurring Basis

The estimated fair value of the term loan is determined by Level 2 inputs and is based primarily on quoted market prices for the same or similar issues. The recorded value of the Company’s term loan approximates the current fair value due to the proximity to when the term loan was negotiated.

5. BALANCE SHEET DETAILS

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Lab and manufacturing equipment	$7,656	$6,941
Computer and office equipment	1,762	1,145
Leasehold improvements	374	2,349

Property and equipment at cost	9,792	10,435
Less accumulated depreciation and amortization	(3,522)	(2,671)

Subtotal	6,270	7,764
Construction in process (see below)	—	11,000

Property and equipment, net	$6,270	$18,764

Lab and manufacturing equipment includes assets acquired in 2014 under leases accounted for as capital leases. These assets had an original acquisition value of $0.6 million, and a net book value of $0.4 million and $0.5 million as of December 31, 2016 and 2015, respectively. Depreciation related to these assets totaled $0.1 million in both fiscal 2016 and 2015, and $17,000 in fiscal 2014.

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Leased facility financing obligation (see below)	$—	$11,000
Final loan fee obligation to lender (see note 6)	1,600	930
Other long-term liabilities	1,510	234

Total	$3,110	$12,164

Construction in Process and Leased Facility Financing Obligation

In October 2015, the Company entered into an agreement for the lease of laboratory and office space on a build-to-suit basis for its new headquarters location in San Diego, California. The buildings that house the leased space as well as the space leased by the Company underwent a significant renovation, which was completed in October 2016. Based on the terms of the lease agreement and authoritative literature, the Company was determined to bear substantially all of the construction-related risks during the construction period and was deemed the owner of the building for accounting purposes during the construction period. As a result, the Company’s balance sheet at December 31, 2015, included a fixed asset (construction in process) and a corresponding leased facility financing obligation of $11.0 million, respectively, reflecting the estimated replacement cost of these buildings at lease inception and the accumulated build-out costs incurred subsequent to lease inception. At the time the Company took possession of the properties in the fourth quarter of 2016, it determined that it had transferred the risks of ownership back to the owner of the properties. As such, the Company satisfied the requirements for sale-leaseback accounting treatment and it derecognized both the building assets and the related liability in the fourth quarter of 2016.

6. NOTE PAYABLE

In June 2016, the Company entered into a term loan facility with Silicon Valley Bank, as collateral agent (“SVB”), and Oxford Finance LLC (“Oxford” and collectively with SVB, the “Lenders”). Under the loan facility, the Company received initial funding of $32.0 million, substantially all of which was used to repay the Company’s prior loan with SVB. The Company considered authoritative literature which states that modifications or exchanges are considered extinguishments with gains or losses recognized in current earnings if the terms of the new debt and original instrument are substantially different. The Company determined that for SVB’s portion of the new facility, the terms are not substantially different from the prior loan and should be accounted for as a debt modification with previously deferred financing costs amortized as an adjustment of interest expense over the remaining term of the modified debt using the interest method. The Company determined that the portion of the old facility with SVB that was not assumed by SVB under the new facility should be accounted for as a debt extinguishment with fees paid to the lender and previously deferred financing costs included in the calculation of loss on debt extinguishment. The Company recorded a loss on debt extinguishment of $0.7 million during the second quarter of fiscal 2016. Borrowings under the new facility will bear interest at a rate equal to the Prime Rate plus 4.35% (8.10% at December 31, 2016) and have interest only payments for twenty-four months, followed by a principal amortization period of thirty-six months. The interest only period will be extended, however, by an additional six months in the event of either (i) the Company raising sufficient capital or (ii) the Company receiving certain clinical trial data. In the event that the interest only period is extended, the principal amortization period will be reduced to thirty months.

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

Future minimum principal payments under the Company’s note payable are as follows (in thousands):

Year ending December 31,	Minimum Payments
2017	$—
2018	5,333
2019	10,667
2020	10,667
2021	5,333

Total	$32,000

The Company is bound by certain affirmative and negative covenants setting forth actions that it must and must not take during the term of the loan agreement, including a prohibition on the payment of dividends. Under the loan agreement, the Company must also maintain the majority of its cash in accounts at SVB. Upon the occurrence of an event of default, subject to cure periods for certain events of default, all amounts owed by the Company thereunder shall begin to bear interest at a rate that is 3% higher than the rate that is otherwise applicable and may be declared immediately due and payable by the Lenders. The Company has granted SVB, as collateral agent for the ratable benefit of the Lenders, a security interest in substantially all of its personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed under this agreement. The Company has also agreed not to encumber any of its intellectual property without the required lenders’ prior written consent.

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations of the Company under the Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement, which could harm the Company’s financial condition. As of December 31, 2016, the Company was in compliance with all covenants under the Loan Agreement and there had been no material adverse change.

7. ASSET ACQUISITION

In March 2015, under the terms of an asset purchase agreement with Cephalon, Inc. (“Cephalon”), an indirect wholly owned subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”), the Company acquired certain assets relating to certain oncology development programs, including Cephalon’s right, title and interest in and to certain intellectual property, compounds, products, contracts, records, data and development supplies related to the Company’s RXDX-105 and RXDX-106 programs (the “Purchased Assets”), and assumed certain related commitments. As consideration for the Purchased Assets, the Company issued to Cephalon 1,500,000 shares of common stock and assumed certain other third-party obligations. The Company did not acquire any marketable products, established customer or employee bases, or any established business, management, operational or resource management processes. Accordingly, the Company recorded this transaction as an asset purchase as opposed to a business combination. The acquired assets were in various stages of drug development, ranging from preclinical stage to Phase 1 clinical trials, and the development plans were still being formulated and were not complete as of the date of acquisition. As the success of the Company’s commercialization of these acquired compounds was uncertain and the assets in question had no alternative future uses, the Company recorded an in-process research and development charge of approximately $11.9 million during the first quarter of 2015 related to this transaction based on the value of the net assets exchanged for the Teva assets. Under the provisions of the asset purchase agreement, the Company also paid approximately $0.9 million to Cephalon for drug development supplies, which was included in research and development expenses during the first quarter of 2015.

8. LICENSE AGREEMENTS

Entrectinib

The Company entered into a license agreement with Nerviano Medical Sciences S.r.l. (“NMS”) on October 10, 2013, which was amended on October 25, 2013, became effective on November 6, 2013, and was later amended on December 12, 2014. The license grants the Company exclusive global rights to develop and commercialize entrectinib. The Company’s development rights under the license are exclusive for the term of the agreement with respect to entrectinib and also, as to NMS, are exclusive for a five-year period with respect to any product candidate with activity against the target proteins of entrectinib, and include the right to grant sublicenses.

The Company is obligated under the license agreement to use commercially reasonable efforts to develop and commercialize a product based on entrectinib at its expense. When and if commercial sales of a product begin, the Company will be obligated to pay NMS tiered royalties ranging from a mid-single digit percentage to a low double digit percentage (between 10% and 15%) of net sales, depending on the amount of net sales, with standard provisions for royalty offsets to the extent it obtains any rights from third parties to commercialize the product. The license agreement also requires that the Company make development and regulatory milestone payments to NMS of up to $105.0 million in the aggregate if specified clinical study initiations and regulatory approvals are achieved across multiple products or indications. Life-to-date payments to NMS in connection with this agreement totaled $17.0 million as of December 31, 2016, and included an up-front payment of $7.0 million (paid in November 2013) and an initial milestone payment of $10.0 million (paid in December 2014). All payments under this agreement have been expensed as research and development (as no future benefit was determined to exist at the time of payment).

Taladegib

On November 6, 2015, the Company entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”) under which the Company received exclusive, global rights to develop and commercialize pharmaceutical products under the licensed technology (“Licensed Products”), including Lilly’s product candidate taladegib. Taladegib is an orally bioavailable, small molecule hedgehog/smoothened antagonist that has achieved clinical proof-of-concept and a recommended Phase 2 dose in a Phase 1 dose escalation trial. The Company granted back to Lilly an exclusive license to develop and commercialize pharmaceutical products comprising taladegib in combination with certain other molecules (“Combination Products”). The Company also licensed the exclusive worldwide rights to the topical formulation of taladegib, which is a late preclinical development program for the potential treatment of patients with superficial and nodular basal cell carcinoma. In February 2016, the Company ceased all development activities relating to the topical taladegib program. Both parties’ rights under the agreement include the right to grant sublicenses. The Company is obligated under the agreement to use commercially reasonable efforts to develop and commercialize Licensed Products, at its expense. Both parties have a right to terminate the agreement if the other party enters bankruptcy, upon an uncured breach by the other party or if the other party challenges its patents relating to the licensed technology. The Company has been in discussions with Lilly regarding the optimal path forward for taladegib in the context of its pipeline priorities. In connection with these discussions Lilly has indicated that it believes that the Company may not have satisfied certain of its obligations to Lilly under the license agreement, but Lilly has also indicated an interest in achieving an amicable resolution with respect to this issue and the parties are continuing discussions consistent with this desire.

The terms of the license agreement provided for an up-front payment to Lilly of $2.0 million, plus the issuance to Lilly in a private placement of 1,213,000 shares of the Company’s common stock. The Company included the up-front payment in research and development costs and recorded a charge of approximately $13.4 million during the fourth quarter of 2015 based on the value of the shares issued as equity in the fourth quarter of 2015. The license agreement also requires that the Company makes development and sales milestone payments to Lilly of up to $38.0 million. In addition, a portion of the $30.0 million in gross proceeds provided to the Company by Lilly in a concurrent private placement of the Company’s common stock to Lilly (in November 2015) has been earmarked for development of the product and payment of milestone obligations under the license agreement. When and if commercial sales of Licensed Products begin, the Company will be obligated to pay Lilly a mid-single digit royalty of net sales of Licensed Products. When and if commercial sales of Combination Products begin, Lilly will be obligated to pay the Company a mid-single digit royalty of net sales of Combination Products. Both parties’ royalty obligations are subject to standard provisions for royalty offsets to the extent a party is required to obtain any rights from third parties to commercialize the applicable products, or in the event of loss of exclusivity or generic competition.

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

9. COMMITMENTS AND CONTINGENCIES

Leases

In October 2015, the Company entered into a non-cancellable lease of laboratory and office space on a build-to-suit basis for its new headquarters location in San Diego, California. The buildings that house the leased space, as well as the space leased by the Company, underwent a significant renovation, which was completed in October 2016. The scope of the tenant improvements did not qualify as “normal tenant improvements” under the lease accounting guidance. Based on the authoritative literature, the Company was determined to bear substantially all of the construction-related risks during the construction period and was deemed the owner of the building for accounting purposes during the construction period. The renovation of the leased facility was completed in October 2016. At the time the Company took possession of the properties, it determined that it had transferred the risks of ownership back to the owner of the properties. As such, the Company satisfied the requirements for sale-leaseback accounting treatment and it derecognized both the building assets and the related liability in the fourth quarter of 2016.

The Company’s obligation to pay rent commenced in October 2016. The lease includes a free rent period and escalating rent payments and has a ten-year term. The lease also contains a one-time provision to terminate the lease for all or a portion of the facilities, effective as of the end of the 72nd month after the lease commencement date, subject to the payment of a termination fee defined in the lease agreement. This lease is being accounted for as an operating lease.

The Company also leases other office space under operating leases that expire through 2018. These facility leases contain periodic rent increases that result in the Company recording deferred rent over the term of these leases.

Rental expense under operating leases was $1.5 million, $0.6 million and $0.5 million for 2016, 2015 and 2014, respectively. Included in 2016 operating results is ground rental expense of $0.5 million recorded during the construction period of the Company’s new headquarters location.

The Company’s non-cancellable future minimum annual lease payments under its operating leases for the years ending after December 31, 2016 are as follows (in thousands):

Minimum Payments
2017	$2,552
2018	4,572
2019	4,593
2020	4,731
2021	4,873
Thereafter	4,162

Total minimum lease payments	$25,483

The Company has also entered into capital lease arrangements for the purchase of certain lab equipment. Future minimum lease payments under the Company’s capital lease obligations totaled $0.2 million as of December 31, 2016.

Clinical Trial Study Agreement Commitments

The Company has entered into agreements with several contract research organizations for clinical studies to be conducted both within and outside the U.S. for its product candidates. As of December 31, 2016, the total contracted cost under these arrangements was approximately $79.0 million, of which the Company had either paid or accrued total costs of approximately $30.6 million. These agreements run through various dates, with the longest term expected to run through 2020. These contracts can be terminated at any time with no more than 60 days’ notice, at which point the Company would be obligated to pay for costs incurred though the termination date.

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

At-The-Market Issuance Sales Agreement

In December 2015, the Company entered into an “at-the-market” issuance sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which the Company may issue and sell shares of its common stock from time to time, at the Company’s option, through Cantor as its sales agent. The Company is not obligated to make any sales of its common stock under the Sales Agreement, and it may terminate its agreement with Cantor at any time. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. The Company will pay Cantor a commission of 3.0% of the gross proceeds of any such sales. The Company has reserved up to $33.0 million under its shelf registration statement for shares that may be issued under the Sales Agreement. Through December 31, 2016, the Company has not made any sales of shares in connection with this arrangement.

Common Stock Warrants

Warrants to purchase an aggregate of 153,472 shares of the Company’s common stock were outstanding at December 31, 2016. These warrants have a weighted average exercise price of $5.75 per share and expire at various dates through June 2023.

11. EQUITY AWARDS

Equity Incentive Plans

The Company may issue equity awards to either employees or non-employees under its Amended and Restated 2014 Incentive Award Plan (the “2014 Plan”). The 2014 Plan provides for the issuance of up to 6,000,000 shares, plus one additional share for each option share granted under the Company’s 2011 Incentive Award Plan (the “2011 Plan”) that expires, is forfeited or is settled in cash subsequent to June 11, 2014. Options granted under the 2014 Plan may be subject to vesting and expire no more than ten years from their date of grant. The Company has equity awards outstanding that were granted under various predecessor equity award plans, however no additional equity grants may be made under these plans.

A summary of stock option activity during the year ended December 31, 2016, and other related information, is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value
Balance at December 31, 2015	5,250,941	$9.16
Granted	1,276,641	$8.17
Exercised	(126,698)	$3.24
Forfeited	(1,291,599)	$9.92

Balance at December 31, 2016	5,109,285	$8.86	7.85	$834,601

Exercisable at December 31, 2016	2,284,866	$8.00	6.91	$760,794

As of December 31, 2016, an aggregate of 3,525,680 shares remain available for grant under the Company’s equity incentive plan.

Fair Value of Equity Awards

The estimated weighted-average fair value of stock options granted during fiscal 2016, 2015 and 2014 was $5.25, $7.25 and $4.72 per share, respectively. The Company utilizes the Black-Scholes option pricing model to estimate the value of equity awards under its plans. The key valuation assumptions used in formulating these estimates include:

•	Volatility – the measure of the amount by which a financial variable, such as a share price, has or is expected to fluctuate during a period. As the Company has not been publicly traded for a significant period, it uses the historical volatility of peer companies in order to estimate expected volatility.

•	Expected Life of the Option Term – the period of time that the options granted are expected to remain unexercised. The expected life of the option term for employee option grants is estimated using the simplified method. For non-employee awards, the Company uses the contractual term of the award.

•	Risk-Free Interest Rate – the U.S. Treasury rate for the day of each option grant during the year having a term that most closely resembles the expected life of the option.

•	Dividend Yield – the Company has never declared or paid dividends on common stock and has no plans to do so.

The weighted-average assumptions used to estimate the fair value of stock option grants were as follows:

	Year ended December 31,
	2016	2015	2014
Volatility	77%	69%	65%
Expected life of option	6.4 years	6.2 years	6.0 years
Risk free interest rate	1.5%	1.7%	1.8%
Dividend yield	—%	—%	—%

Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Units (RSUs)

During fiscal 2016 and 2015, the Company issued 206,880 and 90,000 RSUs, respectively, to members of its management team. As of December 31, 2016, a total of 238,480 of these RSUs were outstanding and subject to future vesting through January 2021.

Stock-Based Compensation

The following table summarizes stock-based compensation expense for all equity awards, including RSUs, issued to employees and non-employees for the periods presented (in thousands):

	Year ended December 31,
	2016	2015	2014
Included in research and development	$3,464	$2,576	$896
Included in general and administrative	4,257	2,769	1,387

Total	$7,721	$5,345	$2,283

Unrecognized stock-based compensation expense related to unvested awards granted under the Company’s equity incentive plans totaled $15.5 million as of December 31, 2016, and is expected to be recognized over a weighted-average period of 2.6 years.

12. INCOME TAXES

The Company is subject to income taxes in the United States as well as certain state tax jurisdictions. The Company provides for income taxes under the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Due to its operating losses, the Company has not recorded a current or deferred income tax expense or benefit since its inception. A reconciliation of the statutory federal income tax provision to the actual income tax provision is as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Expected income tax benefit at federal statutory rate	$(35,237)	$(31,436)	$(13,597)
State income tax benefit, net of federal benefit	(2,837)	(5,438)	(2,245)
Research credits	(3,480)	(1,854)	(1,118)
Intangible related to asset acquisition	—	(1,247)	—
Uncertain tax positions	3,476	1,386	—
Other	812	13	162
Change in valuation allowance	37,266	38,576	16,798

Income tax expense (benefit)	$—	$—	$—

Included in the balance of unrecognized tax benefits at December 31, 2016 is $4.8 million that, if recognized, would not impact our income tax benefit or effective tax rate as long as our deferred tax asset remains subject to a full valuation allowance. We do not expect any significant increases or decreases to our unrecognized tax benefits within the next 12 months. The following table summarizes the changes in the amount of the Company’s unrecognized tax benefits (in thousands):

	Year ended December 31,
	2016	2015	2014
Beginning balance	$2,100	$—	$—
Increase (decrease) for prior year tax positions	5,267	2,100	—
Increase (decrease) for current year tax positions	—	—	—

Income tax expense (benefit)	$7,367	$2,100	$—

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the Company’s net deferred tax asset has been fully offset by a valuation allowance. The significant components of the Company’s deferred tax assets are comprised of the following (in thousands):

	December 31,
	2016	2015
Net operating loss carryforwards	$68,427	$35,131
Tax credit carryforwards	6,571	3,224
Stock-based compensation	5,104	2,848
Accrued compensation	1,295	1,485
Intangible assets recognized for tax purposes	11,856	13,143
In process research and development charge	5,376	5,865
Other, net	680	846

Total deferred tax assets	99,309	62,542
Deferred tax liabilities (depreciation)	(610)	(1,060)
Valuation allowance	(98,699)	(61,482)

Net deferred tax assets	$—	$—

At December 31, 2016, the Company had unused federal and state net operating loss (“NOL”) carryforwards of $192.3 million and $138.8 million, respectively, which will begin to expire in 2031. Approximately $1.0 million of these carryforwards relate to excess tax deductions for stock compensation, the benefit of which will be recorded as additional paid-in capital if and when realized. At December 31, 2016, the Company also had federal and state research tax credit carryforwards of $4.4 million and $3.3 million, respectively. The federal carryforwards begin to expire in 2031, while the state carryforwards have no expiration.

The utilization of NOL and tax credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that have occurred previously or may occur in the future. Under Sections 382 and 383 of the Internal Revenue Code (“IRC”), a corporation that undergoes an “ownership change” may be subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes otherwise available to offset future taxable income and/or tax liability. An ownership change is defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company has not completed a formal study to determine if any ownership changes within the meaning of IRC Section 382 and 383 have occurred. If an ownership change has occurred, the Company’s ability to use its NOL or tax credit carryforwards may be restricted, which could require the Company to pay federal or state income taxes earlier than would be required if such limitations were not in effect.

The Company conducts intensive research and experimentation activities, generating research tax credits for Federal and state purposes under IRC section 41. The Company has not performed a formal study validating these credits claimed in the tax returns. Once a study is prepared, the amount of R&D tax credits available could vary from what was originally claimed on the tax returns.

While the Company is not currently under any tax related examination, the tax years from 2012 through 2016 remain subject to examination by the taxing jurisdictions to which the Company is subject. The Company may be assessed interest and penalties related to the settlement of tax positions, and such amounts would be recognized within income tax expense when assessed.

13. QUARTERLY DATA (unaudited)

The following quarterly financial data, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the periods presented (in thousands, except per share amounts):

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Research and development expenses	$19,781	$20,019	$16,626	$20,500
Total operating expenses	$25,008	$25,518	$22,771	$27,387
Net loss	$(25,492)	$(26,651)	$(23,289)	$(28,208)
Net loss per share – basic and diluted	$(0.79)	$(0.70)	$(0.56)	$(0.68)

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Research and development expenses (1)(2)	$20,215	$8,796	$10,432	$34,068
Total operating expenses	$22,982	$12,651	$14,289	$40,658
Net loss	$(23,507)	$(13,120)	$(14,621)	$(41,210)
Net loss per share – basic and diluted	$(1.15)	$(0.51)	$(0.49)	$(1.32)

(1)	First quarter 2015 results include an up-front payment of $0.9 million and a non-cash charge of approximately $11.9 million based on the value of 1,500,000 shares of common stock exchanged for the assets acquired from Teva (see Note 7).
(2)	Fourth quarter 2015 results include an up-front payment of $2.0 million and a non-cash charge of approximately $13.4 million based on the value of 1,213,000 shares of common stock exchanged for the rights acquired from Lilly for the Company’s taladegib product candidate (see Note 8).