Form 10-Q
period 2017-03-31
Ignyta, Inc.
filed 2017-05-01
CIK 1557421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 20, 2017, the registrant had 41,836,760 shares of common stock ($0.0001 per share par value) outstanding.

IGNYTA, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

i

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Ignyta, Inc.

Condensed Balance Sheets

(In thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$32,626	$24,340
Short-term investment securities	71,361	83,637
Other current assets	3,975	3,873

Total current assets	107,962	111,850
Long-term investment securities	4,000	24,983
Property and equipment, net	5,495	6,270
Other long-term assets	1,696	1,811

Total assets	$119,153	$144,914

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$19,479	$13,510
Accrued compensation and benefits	1,542	4,007

Total current liabilities	21,021	17,517
Term debt, net of current portion and discount	29,679	29,517
Other long-term liabilities	10,472	3,110

Total liabilities	61,172	50,144

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par; 150,000,000 shares authorized; 41,836,760 and 41,665,779 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	349,895	346,549
Accumulated other comprehensive loss	(99)	(123)
Accumulated deficit	(291,819)	(251,660)

Total stockholders’ equity	57,981	94,770

Total liabilities and stockholders’ equity	$119,153	$144,914

See the accompanying notes to these unaudited condensed financial statements.

Ignyta, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2017	2016
Operating expenses:
Research and development	$34,047	$19,781
General and administrative	5,569	5,227

Total operating expenses	39,616	25,008

Loss from operations	(39,616)	(25,008)

Other income (expense):
Interest expense	(812)	(790)
Other income (expense)	268	306

Total other income/ (expense), net	(544)	(484)

Net loss	$(40,160)	$(25,492)

Comprehensive loss:
Net loss	$(40,160)	$(25,492)
Unrealized gain on available-for sale investment securities	24	265

Comprehensive loss	$(40,136)	$(25,227)

Net loss per share:
Net loss per common share – basic and diluted	$(0.96)	$(0.79)

Weighted average shares outstanding – basic and diluted	41,728	32,343

See the accompanying notes to these unaudited condensed financial statements.

Ignyta, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016
Operating activities:
Net loss	$(40,160)	$(25,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,929	1,702
Depreciation and amortization of property and equipment	803	855
Amortization of premium on investment securities, net of accretion of discounts	83	275
Amortization of non-cash financing costs	162	131
Other	1,078	—
Increase (decrease) in cash resulting from changes in:
Other short-term and long-term assets	114	(136)
Accounts payable, accrued expenses and other liabilities	9,809	2,461

Net cash used in operating activities	(26,182)	(20,204)

Investing activities:
Purchases of investment securities	—	(33,177)
Maturities and sales of investment securities	33,200	46,087
Purchases of property and equipment	(142)	(713)
Proceeds from sale of property and equipment	37	—

Net cash provided by investing activities	33,095	12,197

Financing activities:
Proceeds from exercise of stock options	1,420	15
Repayments under other long-term obligations	(47)	(44)

Net cash provided by/ (used in) financing activities	1,373	(29)

Net change in cash and cash equivalents	8,286	(8,036)
Cash and cash equivalents at beginning of period	24,340	46,383

Cash and cash equivalents at end of period	$32,626	$38,347

Supplemental disclosures of cash flow information:
Cash paid for interest	$641	$594

Noncash investing and financing activities:
Amounts capitalized under build-to-suit lease transaction	$—	$421

Interest capitalized during construction period for build-to-suit lease transaction	$—	$329

Unrealized gain on investment securities	$24	$265

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

Liquidity

The Company had negative cash flow from operations of approximately $26.2 million during the first quarter of 2017 and, as of March 31, 2017, had an accumulated deficit of approximately $291.8 million. The Company is focused primarily on its development programs, and management believes such activities will result in the continued incurrence of significant research and development and other expenses related to those programs. The Company expects that it will need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products. If the clinical trials for any of the Company’s products fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of its product candidates, if approved, fails to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash on hand and through additional financing from existing and prospective investors. The Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or to its stockholders.

As of March 31, 2017, the Company had cash, cash equivalents and investment securities totaling approximately $108.0 million. While the Company expects that its existing cash, cash equivalents and investment securities will enable it to fund its operations and capital expenditure requirements for at least the next twelve months, having insufficient funds may require the Company to delay, reduce, limit or terminate some or all of its development programs or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market on its own. Failure to obtain adequate financing could eventually adversely affect the Company’s ability to operate as a going concern. If the Company raises additional funds from the issuance of equity securities, substantial dilution to its existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict its ability to operate its business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and related SEC rules and regulations. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results for the interim periods presented. Interim financial results are not necessarily indicative of results anticipated for the full year. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC.

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

The Company’s financial instruments consist of cash and cash equivalents, investment securities, prepaid expenses and other assets, accounts payable, accrued expenses, and its term loan facility with Silicon Valley Bank, as collateral agent (“SVB”), and Oxford Finance LLC (“Oxford” and collectively with SVB, the “Lenders”). The valuation of assets and liabilities is subject to fair value measurements using a three tiered approach, and fair value measurement is classified and disclosed in one of the following categories:

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

Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, investment securities and the term loan. The Company maintains its cash and cash equivalents with financial institutions in amounts that typically exceed the amount of federal insurance provided on such deposits. With respect to the Company’s investment securities and its term loan, the primary exposure to market risk is the risk that prevailing interest rates may change, causing the value of these investments and the value of the term loan to fluctuate. The Company has not experienced any significant losses on its cash, cash equivalents, investment securities or its term loan. The Company’s credit risk exposure is up to the extent of the value of its cash, cash equivalents and investment securities recorded on the Company’s balance sheet.

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

Clinical Trial and Pre-Clinical Study Accruals

Accrued expenses for pre-clinical studies and clinical trials are based on estimates of costs incurred and fees that may be associated with services provided by contract research organizations, clinical trial investigational sites, and other related vendors as of each balance sheet date. Payments under certain contracts with such parties depend on factors such as successful enrollment of patients, site initiation and the completion of milestones. In accruing service fees, management estimates the time period over which services will be performed and the level of effort to be expended in each period. If possible, the Company obtains information regarding unbilled services directly from these service providers. However, the Company may be required to estimate these services based on other information available to it. If the Company underestimates or overestimates the activity or fees associated with a study or service at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, estimated accrued liabilities have approximated actual expense incurred. Subsequent changes in estimates may result in a material change in the Company’s accruals.

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

Net Loss per Share

Basic and diluted loss per common share are computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. The Company’s basic and fully diluted loss per common share calculations are the same since the increased number of shares that would be included in the diluted calculation from the assumed exercise of stock equivalents would be anti-dilutive to the net loss in each of the years presented in the financial statements.

The calculations of net loss per share excluded potentially dilutive securities (consisting of outstanding options, warrants, restricted stock and restricted stock units) of approximately 6.2 million and 5.8 million shares as of March 31, 2017 and 2016, respectively.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which amended previous guidance on employee share-based payment accounting. This update involves several aspects of the accounting for share-based payment transactions, including income tax effects, forfeitures and classifications on the statement of cash flows. The Company adopted this standard on January 1, 2017. Adoption did not have a material impact on the Company’s financial position or results of operations.

Recent Accounting Pronouncements

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

3. INVESTMENT SECURITIES

Following is a summary of the available-for-sale investment securities held by the Company as of the dates below (in thousands):

	As of March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
Corporate debt securities	$30,913	$—	$(20)	$30,893
U.S. government and agency obligations	44,547	—	(79)	44,468

Total	$75,460	$—	$(99)	$75,361

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale investment securities:
Commercial paper	$8,996	$—	$—	$8,996
Corporate debt securities	49,179	1	(55)	49,125
U.S. government and agency obligations	50,568	1	(70)	50,499

Total	$108,743	$2	$(125)	$108,620

All of the Company’s available-for-sale investment securities held at March 31, 2017, had maturity dates of less than 24 months. The Company determines the appropriate designation of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as short-term investment securities have maturity dates of less than one year from the balance sheet date, while those classified as long-term investment securities have maturity dates of greater than one year from the balance sheet date. The cost of securities sold is based on the specific identification method. The Company has not realized any significant gains or losses on sales of available-for-sale investment securities during any of the periods presented. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in investment income.

None of the Company’s available-for-sale investment securities were in a material unrealized loss position at March 31, 2017. The Company reviewed its investment holdings as of March 31, 2017, and determined that its unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that no securities have been in an unrealized loss position for twelve months or more. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities.

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

The Company’s financial assets measured at fair value on a recurring basis were as follows (in thousands):

	As of March 31, 2017				As of December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$32,626	$—	$—	$32,626	$24,340	$—	$—	$24,340
Investment securities:
Commercial paper	—	—	—	—	—	8,996	—	8,996
Corporate debt securities	—	30,893	—	30,893	—	49,125	—	49,125
U.S. government and agency obligations	44,468	—	—	44,468	50,499	—	—	50,499

Total assets at fair value	$77,094	$30,893	$—	$107,987	74,839	58,121	—	132,960

5. BALANCE SHEET DETAILS

Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Lab and manufacturing equipment	$6,669	$7,656
Computer and office equipment	2,037	1,762
Leasehold improvements	279	374

Property and equipment at cost	8,985	9,792
Less accumulated depreciation and amortization	(3,490)	(3,522)

Property and equipment, net	$5,495	$6,270

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Obligation due to licensor (see note 7)	$6,229	$—
Final loan fee obligation to lender (see note 6)	1,600	1,600
Deferred rent	2,643	1,510

Total	$10,472	$3,110

6. TERM LOAN FACILITY

In June 2016, the Company entered into a loan and security agreement (the “Loan Agreement”) with the Lenders. Under the Loan Agreement, the Company received initial funding of $32.0 million, substantially all of which was used to repay the Company’s prior loan with SVB. The Company considered authoritative literature which states that modifications or exchanges are considered extinguishments with gains or losses recognized in current earnings if the terms of the new debt and original instrument are substantially different. The Company determined that for SVB’s portion of the new facility, the terms are not substantially different from the prior loan and should be accounted for as a debt modification with previously deferred financing costs amortized as an adjustment of interest expense over the remaining term of the modified debt using the interest method. The Company determined that the portion of the old facility with SVB that was not assumed by SVB under the new facility should be accounted for as a debt extinguishment with fees paid to the lender and previously deferred financing costs included in the calculation of loss on debt extinguishment. The Company recorded a loss on debt extinguishment of $0.7 million during the second quarter of fiscal 2016. Borrowings under the new facility will bear interest at a rate equal to the Prime Rate plus 4.35% (8.10% at March 31, 2017) and have interest only payments for twenty-four months, followed by a principal amortization period of thirty-six months. The interest only period will be extended, however, by an additional six months in the event of either (i) the Company raising sufficient capital or (ii) the Company receiving certain clinical trial data. In the event that the interest only period is extended, the principal amortization period will be reduced to thirty months.

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

Future minimum principal payments of approximately $0.9 million commence in July 2018 and are due monthly through June 2021 as follows (in thousands):

Year ending December 31,	Minimum Principal Payments
2017 (9 months)	$—
2018	5,333
2019	10,667
2020	10,667
2021	5,333

Total	$32,000

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations of the Company under the Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement, which could harm the Company’s financial condition. As of March 31, 2017, the Company was in compliance with all of the covenants under the Loan Agreement and there had been no material adverse change.

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

The Company is obligated under the license agreement to use commercially reasonable efforts to develop and commercialize a product based on entrectinib at its expense. When and if commercial sales of a product begin, the Company will be obligated to pay NMS tiered royalties ranging from a mid-single digit percentage to a low double digit percentage (between 10% and 15%) of net sales, depending on the amount of net sales, with standard provisions for royalty offsets to the extent it obtains any rights from third parties to commercialize the product. The license agreement also requires that the Company make development and regulatory milestone payments to NMS of up to $105.0 million in the aggregate if specified clinical study initiations and regulatory approvals are achieved across multiple products or indications. Life-to-date payments to NMS in connection with this agreement totaled $17.0 million as of March 31, 2017, and included an up-front payment of $7.0 million (paid in November 2013) and an initial milestone payment of $10.0 million (paid in December 2014). All payments under this agreement have been expensed as research and development (as no future benefit was determined to exist at the time of payment).

RXDX-105 and RXDX-106

In connection with its March 2015 asset acquisition from Cephalon, the Company assumed all rights and obligations under the collaboration agreement dated November 3, 2006, as amended April 17, 2009, between Cephalon, Inc. and Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), as successor-in-interest to Ambit Biosciences Corporation. The collaboration portion of the agreement ended in November 2009, but the agreement remains in effect on a product-by-product, country-by-country basis until all royalty obligations expire. Both parties have a right to terminate the agreement if the other party enters bankruptcy or upon an uncured breach by the other party. The Company may also terminate the agreement in its discretion upon 90 days’ written notice to Daiichi Sankyo. The Company is solely responsible for worldwide clinical development and commercialization of collaboration compounds, subject to the option of Daiichi Sankyo, exercisable during certain periods following completion of the first proof-of-concept study in humans and only with the consent of the Company, to co-develop and co-promote RXDX-105. If the Company decides to discontinue development of the RXDX-105 program, it must give written notice to Daiichi Sankyo, which will have the right to assume control of that program, subject to diligence obligations and payment of the milestones and royalties to the Company that would otherwise have been paid to Daiichi Sankyo had the Company maintained responsibility for the program.

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

Taladegib

The Company entered into a license, development and commercialization agreement with Eli Lilly and Company (“Lilly”) in November 2015, under which the Company received exclusive, global rights to develop and commercialize pharmaceutical products under the licensed technology (“Licensed Products”), including Lilly’s product candidate taladegib. Taladegib is an orally bioavailable, small molecule hedgehog/smoothened antagonist that has achieved clinical proof-of-concept and a recommended Phase 2 dose in a Phase 1 dose escalation trial. The Company granted back to Lilly an exclusive license to develop and commercialize pharmaceutical products comprising taladegib in combination with certain other molecules (“Combination Products”). The Company also licensed the exclusive worldwide rights to the topical formulation of taladegib, which is a late preclinical development program for the potential treatment of patients with superficial and nodular basal cell carcinoma.

During the first quarter of 2017, the Company agreed to amend and restate the license, development and commercialization agreement (the “A&R License Agreement”) with Lilly. Under the A&R License Agreement, the Company is obligated to pay to Lilly $15.0 million in four timing-based milestones, the first $3.0 million of which was paid on March 27, 2017. The remaining payments are payable over the subsequent three calendar years, subject to offsetting adjustment if the Company shall have received cash consideration in connection with an assignment, sale of the Licensed Products to a third party (other than in connection with the sale of substantially all of the assets of the Company), or grant of a sublicense prior to March 31, 2020. The Company recorded a charge of $12.8 million to research and development expense in the first quarter of 2017, which represented the net present value of the Company’s obligation under the A&R License Agreement discounted at its incremental borrowing rate of 10.1%. The discount (of $2.2 million) will be accreted to research and development expense over 36 months.

The Company is obligated under the A&R License Agreement to use commercially reasonably efforts to develop the Licensed Products at its expense, provided, however, that if the Company is not actively developing the Licensed Products as of December 31, 2018, then the A&R License Agreement shall immediately terminate and the licenses granted to the Company shall terminate. The Company’s timing-based milestone payment obligations under this amendment survive any such termination. When and if commercial sales of Licensed Products begin, the Company will be further obligated to pay Lilly a mid-single digit royalty of net sales of Licensed Products. When and if commercial sales of Combination Products begin, Lilly will be obligated to pay the Company a mid-single digit royalty of net sales of Combination Products. Both parties’ royalty obligations are subject to standard provisions for royalty offsets to the extent a party is required to obtain any rights from third parties to commercialize the applicable products, or in the event of loss of exclusivity or generic competition. The A&R License Agreement also requires the Company to make sales-based milestone payments to Lilly of up to $20.0 million.

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office and laboratory space and certain lab equipment under operating leases that expire through 2026. Certain of the facility leases contain periodic rent increases that result in the Company recording deferred rent over the term of these leases. Future minimum lease payments under the non-cancellable portion of operating leases totaled $25.3 million as of March 31, 2017. Rental expense under these operating leases was $1.5 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

Clinical Trial Study Agreement Commitments

The Company has agreements with several contract research organizations for clinical studies to be conducted both within and outside the U.S. for its product candidates. As of March 31, 2017, the total contracted cost under these arrangements was approximately $79.4 million, of which the Company had either paid or accrued total costs of approximately $34.9 million. These agreements run through various dates, with the longest term expected to run through 2020. These contracts can be terminated at any time with no more than 60 days’ notice, at which point the Company would be obligated to pay for costs incurred though the termination date.

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

At-The-Market Issuance Sales Agreement

On December 23, 2015, the Company entered into an “at-the-market” issuance sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may issue and sell shares of its common stock from time to time, at the Company’s option, through Cantor as its sales agent. The Company is not obligated to make any sales of its common stock under the

Sales Agreement, and it may terminate its agreement with Cantor at any time. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. The Company will pay Cantor a commission of 3.0% of the gross proceeds of any such sales. The Company has reserved up to $33.0 million under its shelf registration statement for shares that may be issued under the Sales Agreement. Through March 31, 2017, the Company has not made any sales of shares of its common stock under this arrangement.

Common Stock Warrants

Warrants to purchase an aggregate of 153,472 shares of the Company’s common stock were outstanding at March 31, 2017. These warrants have a weighted average exercise price of $5.75 per share and expire at various dates through June 2023.

10. EQUITY AWARDS

Equity Incentive Plans

The Company may issue equity awards to either employees or non-employees under its Amended and Restated 2014 Incentive Award Plan (the “2014 Plan”). The 2014 Plan provides for the issuance of up to 6,000,000 shares, plus one additional share for each option share granted under the Company’s 2011 Incentive Award Plan (the “2011 Plan”) that expires, is forfeited or is settled in cash subsequent to June 11, 2014. Options granted under the 2014 Plan may be subject to vesting and expire no more than ten years from their date of grant. The Company also has outstanding equity awards that were granted under certain predecessor plans. No additional equity grants may be made by the Company under any of these predecessor plans.

A summary of the Company’s option activity and other related information is as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Term	Aggregate Intrinsic Value (000’s)
Balance at December 31, 2016	5,109,285	$8.86
Granted	892,153	$5.45
Exercised	(170,981)	$8.30
Forfeited and expired	(50,510)	$8.38

Balance at March 31, 2017	5,779,947	$8.36	8.2	$8,993

Exercisable at March 31, 2017	2,446,067	$8.19	7.5	$3,852

As of March 31, 2017, an aggregate of 2,655,808 shares remain available for grant under the Company’s equity incentive plans.

Fair Value of Equity Awards

The Company utilizes the Black Scholes option pricing model to value its equity awards. The weighted-average grant date fair value of options granted during the first three months of 2017 and 2016 was $3.75 and $6.03 per share, respectively, and was estimated using the following weighted-average assumptions:

	Fiscal 2017	Fiscal 2016
Expected life of option	6.3 years	6.5 years
Volatility	78%	76%
Risk free interest rate	2.0%	1.6%
Dividend yield	— %	— %

Stock-Based Compensation

The following table summarizes stock-based compensation expense for all equity awards to employees and non-employees during the periods presented (in thousands):

	Three months ended March 31,
	2017	2016
Included in research and development expenses	$1,030	$816

Included in general and administrative expenses	899	886

Total stock-based compensation expense	$1,929	$1,702

Unrecognized stock-based compensation expense related to unvested awards granted under the Company’s equity incentive plans totaled $17.0 million as of March 31, 2017, and is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units

Under the provisions of its equity incentive plan, the Company may issue restricted stock units to members of its board of directors or its employee team. As of March 31, 2017, an aggregate of 231,520 restricted stock units were outstanding and subject to vesting through January 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the three months ended March 31, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2016, and the caption “Risk Factors” in this Quarterly Report on Form 10-Q, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

Our current pipeline includes the following compounds:

•	entrectinib, formerly called RXDX-101, an orally bioavailable, CNS-active, small molecule tyrosine kinase inhibitor directed to the TRK (tropomyosin receptor kinase) family tyrosine kinase receptors (TRKA, TRKB and TRKC), ROS1 and ALK (anaplastic lymphoma kinase) proteins, which is in a Phase 2 clinical study and two Phase 1 clinical studies in molecularly defined adult patient populations for the treatment of solid tumors, and a Phase 1/1b clinical study in pediatric patients with advanced solid tumor malignancies;

•	RXDX-105, an orally bioavailable, small molecule tyrosine kinase inhibitor of RET that spares the vascular endothelial growth factor receptor, or VEGFR, which has achieved clinical proof-of-concept and is in an ongoing Phase 1b clinical trial;

•	taladegib, an orally bioavailable, small molecule hedgehog/smoothened antagonist that has achieved clinical proof-of-concept and a recommended Phase 2 dose in a Phase 1 dose escalation trial; and

•	RXDX-106, a small molecule, potent inhibitor of TYRO3, AXL and MER, or collectively TAM, and c-MET that is in late preclinical development.

We acquired exclusive global development and commercialization rights to entrectinib under a license agreement with Nerviano Medical Sciences S.r.l., or NMS, that became effective in November 2013; we acquired our RXDX-105 and RXDX-106 development programs in an asset purchase transaction with Cephalon, Inc., an indirect wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd., or Teva, in March 2015; and we acquired exclusive, global development and commercialization rights to taladegib under a license agreement with Eli Lilly and Company, or Lilly, in November 2015, which agreement was subsequently amended and restated in March 2017. In connection with such amendment and restatement, we announced our intention to explore strategic options for the taladegib program in basal cell carcinoma.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our biomarker discovery efforts and the development of our product candidates, which include:

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development, legal, commercial and human resources functions. Other significant costs include costs related to operating as a public company, facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

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

Our critical accounting policies are those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. For a description of our critical accounting policies, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have not been any material changes to our critical accounting policies since December 31, 2016.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which amended previous guidance on employee share-based payment accounting. This update involves several aspects of the accounting for share-based payment transactions, including income tax effects, forfeitures and classifications on the statement of cash flows. The Company adopted this standard on January 1, 2017. Adoption did not have a material impact on the Company’s financial position or results of operations.

Recent Accounting Pronouncements

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016, together with the changes in those items in dollars (in thousands) and as a percentage:

	Three months ended March 31,		Dollar Change	Percentage Change
	2017	2016
Operating expenses:
Research and development	$34,047	$19,781	$14,266	72%
General and administrative	5,569	5,227	342	7%

Total operating expenses	39,616	25,008	14,608	58%

Loss from operations	(39,616)	(25,008)	(14,608)	58%
Other income (expense), net	(544)	(484)	(60)	12%

Net loss	$(40,160)	$(25,492)	$(14,668)	58%

Research and Development Expense. Research and development expenses increased by $14.3 million during 2017 as compared to the same period in 2016, an increase of 72%. This increase was due to the $12.8 million charge recorded in 2017 in connection with the amendment and restatement of our license, development and commercialization agreement with Lilly, and increased facilities costs of $1.2 million due to the expansion of our leased facilities space. We also incurred additional stock compensation costs of $0.2 million due to the increase in the number of outstanding stock options.

General and Administrative Expense. General and administrative expenses increased by $0.3 million during 2017 as compared to the same period in 2016, an increase of 7%. The increase in general and administrative expenses was primarily attributable to an increase in our facilities costs.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, and through March 31, 2017, we have raised an aggregate of approximately $353.6 million to fund our operations, of which approximately $57.5 million was received from our issuance and sale of our common stock in an underwritten public offering in May 2016, approximately $30.0 million was received from our issuance and sale of our common stock to Lilly in November 2015, approximately $75.0 million was received from our issuance and sale of our common stock in an underwritten public offering in June 2015, approximately $41.6 million was raised through our issuance and sale of our common stock in a registered direct offering in March 2015, approximately $55.2 million was received from our issuance and sale of our common stock in an underwritten public offering in March 2014, approximately $54.1 million was received from our issuance and sale of our common stock in two private placements in November 2013, approximately $32.0 million was received from the incurrence of indebtedness under our loan and security agreement, or Loan Agreement, with Silicon Valley Bank, or SVB, and Oxford Finance LLC, or Oxford, and collectively with SVB, the Lenders, and approximately $6.0 million was received from our issuance and sale of our preferred stock. We had also received a small amount of funding from our issuance of common stock to our founders in August and September 2011, and from the issuance of common stock upon the exercise from time to time of stock options.

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

Term Loan Facility with SVB and Oxford. In June 2016, we entered into the Loan Agreement with the Lenders under which we incurred $32.0 million of indebtedness, substantially all of which was used to repay our then-existing loan with SVB. We have a conditional option to borrow an additional $10.0 million tranche under this loan facility upon satisfaction of certain specified criteria. We are required to pay interest on the outstanding borrowings under the Loan Agreement at an interest rate equal to the Prime Rate plus 4.35% (8.10% at March 31, 2017). Monthly principal payments of approximately $0.9 million commence in July 2018 and are due through June 2021. Further, the terms of the Loan Agreement require that we make a final lump-sum payment at loan maturity equal to 5.0% of the principal amount of the loans funded thereunder. We may elect to prepay all amounts owed under either or both of the loan tranches prior to the maturity date, provided that we pay a prepayment fee. The prepayment fee will be equal to 2.0% of the amount prepaid if the prepayment occurs on or prior to June 30, 2017, or 1% of the amount prepaid if the prepayment occurs thereafter. Pursuant to the Loan Agreement, we are bound by certain affirmative and negative covenants setting forth actions that we must and must not take during the term thereof. Under the Loan Agreement, we must also maintain the majority of our cash in accounts at SVB. Upon the occurrence of an event of default under the Loan Agreement, subject to cure periods for certain events of default, all amounts owed by us thereunder shall begin to bear interest at a rate that is 3% higher than the rate that is otherwise applicable and may be declared immediately due and payable to the Lenders. We have granted SVB, as collateral agent for the ratable benefit of the Lenders, a security interest in substantially all of our personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed to the Lenders under the Loan Agreement. We have also agreed not to encumber any of our intellectual property without the required lenders’ prior written consent.

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

Cash Flows

The following table provides information regarding our cash flows during the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Net cash used in operating activities	$(26,182)	$(20,204)
Net cash provided by investing activities	33,095	12,197
Net cash provided by/ (used in) financing activities	1,373	(29)

Net change in cash and cash equivalents	$8,286	$(8,036)

Comparison of cash flows for the three months ended March 31, 2017 and 2016

Net Cash Used in Operating Activities. The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was approximately $26.2 million during 2017 compared to approximately $20.2 million during the same period in 2016. The increase in cash used in operating activities was driven primarily by an increase in activities relating to development of entrectinib and our other product candidates, and higher salaries, benefits and personnel-related costs resulting from higher headcount to support our expanded clinical and non-clinical development activities.

Net Cash Provided by Investing Activities. Investing activities represent investment activity associated with our investment securities and, to a lesser extent, the cash outflow associated with purchases of fixed assets. Such activities resulted in a net increase of funds of approximately $33.1 million during 2017, while our investing activities generated net cash of approximately $12.2 million during the same period in 2016.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $1.4 million during 2017, which primarily represented the proceeds from the exercise of stock options. The cash used in operations during the same period in 2016 was not significant.

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

As of March 31, 2017, we had approximately $108.0 million in cash, cash equivalents and investment securities. We expect that our existing cash, cash equivalents and investment securities will enable us to fund our operations and capital expenditure requirements for at least the next twelve months. We expect to need to obtain additional funding in future periods, however, in order to continue our operations and pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

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

Caution on Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would,” or the negative of these terms or other comparable terminology. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties associated with our business including, without limitation: the results of our research and development activities, including uncertainties relating to the preclinical and clinical testing of our product candidates; our ability to develop, initiate or complete preclinical studies and clinical trials for, obtain approvals for and commercialize any of our product candidates; the early stage of our product candidates presently under development; our need for additional funds in order to pursue our business plan and the uncertainty of whether we will be able to obtain the funding we need; our ability to obtain and, if obtained, maintain regulatory approval of our current product candidates, and any future product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate; our ability to retain or hire key scientific or management personnel; our ability, potentially with partners, to validate, develop and obtain regulatory approval of companion diagnostics for our product candidates; our ability to obtain and maintain intellectual property protection for our product candidates, including patent and other intellectual property rights; the risk that orphan drug exclusivity may not effectively protect a product from competition and that such exclusivity may not be maintained; the potential for the company to fail to maintain the CAP accreditation and CLIA certification of our diagnostic laboratory; the loss of key scientific or management personnel; competition in the industry in which we operate; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; our ability to develop and/or obtain successful sales and marketing capabilities in the future as needed; the size and growth of the potential markets for any of our product candidates, and the rate and degree of market acceptance of any of our product candidates; the impact of healthcare reform legislation; regulatory developments in the United States and foreign countries; and other risks detailed under “Part I – Item 1A – Risk Factors” in our most recent Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act.

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

We also have a loan arrangement with SVB and Oxford under which we have borrowed $32.0 million, which accrues interest at a variable rate equal to the Prime Rate plus 4.35% (8.10% at March 31, 2017). A 1.0% change in the Prime Rate occurring on March 31, 2017 would change our interest costs by approximately $0.9 million over the remaining contractual term of the loan arrangement.

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

Inflation Risk

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during either 2017 or 2016.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2016 includes a detailed discussion of our risk factors under the heading “Part I — Item 1A — Risk Factors.” There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, other than as set forth below. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Except with respect to our trademarks, the trademarks, trade names and service marks appearing in this report are the property of their respective third party owners.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We are a development-stage company with no approved products, and have generated no material revenue to date and may never generate material revenue or achieve profitability.

We are a development-stage biopharmaceutical company with a limited operating history. We have not generated any material revenue to date and are not profitable, and have incurred losses in each year since our inception. Our net loss for the year ended December 31, 2016 was $103.6 million, and our net loss for the three months ended March 31, 2017 was $40.2 million. As of March 31, 2017, we had an accumulated deficit of $291.8 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are currently focused on the development of our clinical and preclinical development programs, which we believe will result in our continued incurrence of significant research and development and other expenses related to those programs. If the non-clinical or clinical trials for any of our product candidates fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of our product candidates, if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Risks Related to the Development of Our Product Candidates

We are heavily dependent on the success of our current product candidates, which will require significant additional efforts to develop and may prove not to be viable for commercialization.

To date, we have invested significant efforts in the acquisition of our drug programs from NMS, Teva and Lilly. Our future success is substantially dependent on our ability, alone or with partners, to successfully develop, obtain regulatory approval for, and then successfully commercialize products resulting from these programs and any others we may develop or acquire in the future, which may never occur.

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

Among other matters, Trade Laws prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

Risks Related to Managing Any Growth We May Experience

We will need to grow the size of our organization, and we may experience difficulties in managing any growth we may achieve.

As of March 31, 2017, we had 115 employees, 111 of whom were full-time and four of whom were part-time employees. As our development and commercialization plans and strategies develop, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. We expect future growth to impose significant added responsibilities on members of management, particularly as we continue to expand our ongoing entrectinib and other development programs including:

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2017, a total of 41,836,760 shares of our common stock were outstanding. Of those shares, approximately 37,525,997 were freely tradable, without restriction, in the public market. Such shares represented approximately 89.7% of our outstanding shares of common stock as of that date. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of March 31, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 46.4% of our outstanding voting stock (which includes shares they had the right to acquire within 60 days). Accordingly, our directors and executive officers and holders of 5% or more of our capital stock have significant influence over our affairs due to their substantial ownership coupled with the positions of some of these stockholders on our management team, and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership in our board of directors and management team and certain other large stockholders may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe are in their best interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Reorganization, dated May 7, 2013, by and between Ignyta, Inc. and Actagene Oncology, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

2.2	Agreement and Plan of Merger and Reorganization, dated October 31, 2013, by and among Ignyta, Inc. (then known as Infinity Oil & Gas Company), IGAS Acquisition Corp., and Ignyta, Inc. (then known as Ignyta Operating, Inc.) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

2.3	Agreement and Plan of Merger, dated June 12, 2014, by and among Ignyta, Inc. (then known as Ignyta Operating, Inc.), and its parent entity Ignyta, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

3.1	Second Amended and Restated Certificate of Incorporation of Ignyta, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

3.2	Amended and Restated Bylaws of Ignyta, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K12B filed with the SEC on June 13, 2014).

4.2	Warrant to Purchase Stock, issued to Silicon Valley Bank on June 25, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

4.3	Warrant to Purchase Stock, issued to Silicon Valley Bank on February 27, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2013).

4.4	Warrant to Purchase Common Stock, dated November 6, 2013, issued to Nerviano Medical Sciences S.r.l. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2013).

4.5	Warrant to Purchase Stock, issued to Silicon Valley Bank on September 30, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2014).

4.6	Warrant to Purchase Stock, issued to Life Science Loans, LLC on September 30, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2014).

4.7	Warrant to Purchase Stock, issued to Silicon Valley Bank on September 30, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2015).

4.8	Warrant to Purchase Stock, issued to Life Science Loans, LLC on September 30, 2015 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2015).

4.9	Warrant to Purchase Common Stock, issued to Silicon Valley Bank on June 30, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016).

4.10	Warrant to Purchase Stock, issued to Oxford Finance LLC on June 30, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016).

4.11	Warrant to Purchase Stock, issued to Oxford Finance LLC on June 30, 2016 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016).

4.12	Warrant to Purchase Stock, issued to Oxford Finance LLC on June 30, 2016 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016).

4.13	Warrant to Purchase Stock, issued to Oxford Finance LLC on June 30, 2016 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016).

10.1	Non-Employee Director Compensation Program dated March 9, 2017 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2017).

10.2*	Amended and Restated License, Development and Commercialization Agreement by and between Eli Lilly and Company and Ignyta, Inc., dated as of March 22, 2017 (portions of this exhibit have been omitted pursuant to a grant of confidential treatment and have been filed separately with the SEC).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a –14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a –14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGNYTA, INC.

Date: May 1, 2017	By:	/s/ Jonathan E. Lim, M.D.
Jonathan E. Lim, M.D. President and Chief Executive Officer

Date: May 1, 2017	By:	/s/ Jacob M. Chacko, M.D.
Jacob M. Chacko, M.D. Chief Financial Officer