Form 10-Q
period 2017-06-30
Ignyta, Inc.
filed 2017-08-08
CIK 1557421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

As of July 31, 2017, the registrant had 56,253,915 shares of common stock ($0.0001 per share par value) outstanding.

IGNYTA, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

i

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Ignyta, Inc.

Condensed Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,147	$24,340
Short-term investment securities	104,231	83,637
Other current assets	3,958	3,873
Total current assets	169,336	111,850
Long-term investment securities	4,000	24,983
Property and equipment, net	4,675	6,270
Other long-term assets	1,520	1,811
Total assets	$179,531	$144,914
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$17,420	$13,510
Obligation due to licensor	3,709	—
Accrued compensation and benefits	2,057	4,007
Total current liabilities	23,186	17,517
Term loan, net of discount	29,838	29,517
Other long-term liabilities	11,628	3,110
Total liabilities	64,652	50,144
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par; 150,000,000 shares authorized; 56,237,915 and 41,665,779 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	6	4
Additional paid-in capital	435,061	346,549
Accumulated other comprehensive loss	(91)	(123)
Accumulated deficit	(320,097)	(251,660)
Total stockholders’ equity	114,879	94,770
Total liabilities and stockholders’ equity	$179,531	$144,914

See the accompanying notes to these unaudited condensed financial statements.

Ignyta, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$22,172	$20,019	$56,218	$39,800
General and administrative	5,496	5,499	11,065	10,726
Total operating expenses	27,668	25,518	67,283	50,526
Loss from operations	(27,668)	(25,518)	(67,283)	(50,526)
Other income (expense):
Interest expense	(829)	(800)	(1,641)	(1,591)
Other income (expense)	219	364	486	671
Loss on debt extinguishment	—	(696)	—	(696)
Total other income/ (expense), net	(610)	(1,132)	(1,155)	(1,616)
Net loss	$(28,278)	$(26,650)	$(68,438)	$(52,142)
Comprehensive loss:
Net loss	$(28,278)	$(26,650)	$(68,438)	$(52,142)
Net unrealized gain (loss) on investment securities	7	47	31	312
Comprehensive loss	$(28,271)	$(26,603)	$(68,407)	$(51,830)
Net loss per share:
Net loss per share – basic and diluted	$(0.56)	$(0.70)	$(1.49)	$(1.48)
Weighted average shares outstanding – basic and diluted	50,062	38,198	45,918	35,271

See the accompanying notes to these unaudited condensed financial statements.

Ignyta, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2017	2016
Operating activities:
Net loss	$(68,438)	$(52,142)
Adjustments to reconcile net loss to net cash used in operating activities:
License fee obligation	12,846	—
Loss on debt extinguishment	—	696
Stock-based compensation	4,221	3,399
Depreciation and amortization of property and equipment	1,600	1,893
Amortization of premium on investment securities, net of accretion of discounts	97	465
Amortization of non-cash financing costs	321	260
Other	2,071	(671)
Increase (decrease) in cash resulting from changes in:
Other current and long-term assets	376	(1,788)
Accounts payable, accrued expenses and other liabilities	(641)	(2,342)
Net cash used in operating activities	(47,547)	(50,230)
Investing activities:
Purchases of investment securities	(67,937)	(99,782)
Maturities and sales of investment securities	68,260	89,523
Purchases of property and equipment	(206)	(1,056)
Proceeds from sale of property and equipment	37	—
Net cash provided by (used in) investing activities	154	(11,315)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	82,782	53,892
Proceeds from borrowings under term loan facility	—	17,116
Repayments of borrowings under term loan facility	—	(17,438)
Proceeds from exercise of stock options	1,512	399
Repayments under other long-term obligations	(94)	(89)
Net cash provided by financing activities	84,200	53,880
Net change in cash and cash equivalents	36,807	(7,665)
Cash and cash equivalents at beginning of period	24,340	46,383
Cash and cash equivalents at end of period	$61,147	$38,718
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,317	$1,551
Noncash investing and financing activities:
Final payment obligation to Lenders recorded as debt discount (see note 6)	$-	$1,600
Unrealized gain on investment securities	$31	$312
Amounts capitalized under build-to-suit lease transaction	$-	$5,733
Interest capitalized during construction period for build-to-suit lease transaction	$-	$642

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

Liquidity

The Company had negative cash flow from operations of approximately $47.5 million during the first six months of 2017 and, as of June 30, 2017, had an accumulated deficit of approximately $320.1 million. The Company is focused primarily on its development programs, and management believes such activities will result in the continued incurrence of significant research and development and other expenses related to those programs. The Company expects that it will need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products. If the clinical trials for any of the Company’s products fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of its product candidates, if approved, fails to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash on hand and through additional financing from existing and prospective investors. The Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or to its stockholders.

As of June 30, 2017, the Company had cash, cash equivalents and investment securities totaling approximately $169.4 million. While the Company expects that its existing cash, cash equivalents and investment securities will enable it to fund its operations and capital expenditure requirements for at least the next twelve months, having insufficient funds may require the Company to delay, reduce, limit or terminate some or all of its development programs or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market on its own. Failure to obtain adequate financing could eventually adversely affect the Company’s ability to operate as a going concern. If the Company raises additional funds from the issuance of equity securities, substantial dilution to its existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict its ability to operate its business.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Significant estimates used in preparing the financial statements include those assumed in estimating expenses for the Company’s pre-clinical studies and clinical trials, computing the valuation allowance on deferred tax assets, calculating stock-based compensation expense. Actual results could differ from those estimates.

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

The Company’s financial instruments consist of cash and cash equivalents, investment securities, prepaid expenses and other assets, accounts payable, accrued expenses, and its term loan facility with Silicon Valley Bank, as collateral agent (“SVB”), and Oxford Finance LLC (“Oxford” and collectively with SVB, the “Lenders”). The valuation of assets and liabilities is subject to fair value measurements using a three-tiered approach, and fair value measurement is classified and disclosed in one of the following categories:

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

Net Loss per Share

Basic and diluted loss per share are computed by dividing the losses applicable to common stock by the weighted average number of common shares outstanding. The Company’s basic and fully diluted loss per share calculations are the same since the increased number of shares that would be included in the diluted calculation from the assumed exercise of stock equivalents would be anti-dilutive to the net loss in each of the years presented in the financial statements.

The calculations of net loss per share excluded potentially dilutive securities (consisting of outstanding options, warrants, restricted stock and restricted stock units) of approximately 6.1 million and 5.6 million shares as of June 30, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. This new standard is effective for the Company’s fiscal year beginning January 1, 2019, and early adoption is permitted. The Company is evaluating the potential impact of this guidance on its financial statements and related financial statement disclosures.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718), Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance clarifies that modification accounting will be applied if the value, vesting conditions or classification of the award changes. This ASU will be effective for the Company’s fiscal year beginning January 1, 2018, and is expected to impact modifications meeting the clarified criteria prospectively thereafter.

3. INVESTMENT SECURITIES

Following is a summary of the available-for-sale investment securities held by the Company as of the dates below (in thousands):

	As of June 30, 2017
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Gross	Gains	Losses	Value
Available-for-sale investment securities:
Commercial paper	$42,810	$—	$—	$42,810
Corporate debt securities	32,492	-	(16)	32,476
U.S. government and agency obligations	33,019	-	(74)	32,945
Total	$108,321	$-	$(90)	$108,231

	As of December 31, 2016
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Gross	Gains	Losses	Value
Available-for-sale investment securities:
Commercial paper	$8,996	$—	$—	$8,996
Corporate debt securities	49,179	1	(55)	49,125
U.S. government and agency obligations	50,568	1	(70)	50,499
Total	$108,743	$2	$(125)	$108,620

All of the Company’s available-for-sale investment securities held at June 30, 2017, had maturity dates of less than 24 months. The Company determines the appropriate designation of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as short-term investment securities have maturity dates of less than one year from the balance sheet date, while those classified as long-term investment securities have maturity dates of greater than one year from the balance sheet date. The cost of securities sold is based on the specific identification method. The Company has not realized any significant gains or losses on sales of available-for-sale investment securities during any of the periods presented. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in investment income.

None of the Company’s available-for-sale investment securities were in a material unrealized loss position at June 30, 2017. The Company reviewed its investment holdings as of June 30, 2017, and determined that its unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that no securities have been in an unrealized loss position for twelve months or more. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities.

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

	As of June 30, 2017				As of December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investment securities:
Commercial paper	$-	$42,810	$—	$42,810	$-	$8,996	$—	$8,996
Corporate debt securities	—	32,476	—	32,476	—	49,125	—	49,125
U.S. government and agency obligations	32,945	—	—	32,945	50,499	—	—	50,499
Total assets at fair value	$32,945	$75,286	$—	$108,231	$50,499	$58,121	$—	$108,620

5. BALANCE SHEET DETAILS

Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Lab and manufacturing equipment	$6,333	$7,656
Office and computer equipment	2,078	1,762
Leasehold improvements	275	374
Property and equipment at cost	8,686	9,792
Accumulated depreciation and amortization	(4,011)	(3,522)
Property and equipment, net	$4,675	$6,270

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Obligation due to licensor (note 7)	$6,387	$—
Deferred rent	3,641	1,510
Final loan fee obligation to lender (note 6)	1,600	1,600
Other long-term liabilities	$11,628	$3,110

6. TERM LOAN FACILITY

In June 2016, the Company entered into a loan and security agreement (the “Loan Agreement”) with the Lenders. Under the Loan Agreement, the Company received initial funding of $32.0 million, substantially all of which was used to repay the Company’s prior loan with SVB. The Company considered authoritative literature which states that modifications or exchanges are considered extinguishments with gains or losses recognized in current earnings if the terms of the new debt and original instrument are substantially different. The Company determined that for SVB’s portion of the new facility, the terms are not substantially different from the prior loan and should be accounted for as a debt modification with previously deferred financing costs amortized as an adjustment of interest expense over the remaining term of the modified debt using the interest method. The Company determined that the portion of the old facility with SVB that was not assumed by SVB under the new facility should be accounted for as a debt extinguishment with fees paid to the lender and previously deferred financing costs included in the calculation of loss on debt extinguishment. The Company recorded a loss on debt extinguishment of $0.7 million during the second quarter of fiscal 2016. Borrowings under the new facility will bear interest at a rate equal to the Prime Rate plus 4.35% (8.35% at June 30, 2017) and have interest only payments for thirty months, followed by a principal amortization period of thirty months.

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

Future minimum principal payments of approximately $1.1 million commence in February 2019 and are due monthly through June 2021 as follows (in thousands):

Year ending December 31,	Minimum Principal Payments
2017 (6 months) and 2018	$—
2019	11,733
2020	12,800
2021	7,467
Total	$32,000

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations of the Company under the Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement, which could harm the Company’s financial condition. The Company was in compliance with all of the covenants under the Loan Agreement as of June 30, 2017, and there had been no material adverse change.

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

The Company is obligated under the license agreement to use commercially reasonable efforts to develop and commercialize a product based on entrectinib at its expense. When and if commercial sales of a product begin, the Company will be obligated to pay NMS tiered royalties ranging from a mid-single digit percentage to a low double digit percentage (between 10% and 15%) of net sales, depending on the amount of net sales, with standard provisions for royalty offsets to the extent it obtains any rights from third parties to commercialize the product. The license agreement also requires that the Company make development and regulatory milestone payments to NMS of up to $105.0 million in the aggregate if specified clinical study initiations and regulatory approvals are achieved across multiple products or indications. Life-to-date payments to NMS in connection with this agreement totaled $17.0 million as of June 30, 2017, and included an up-front payment of $7.0 million (paid in November 2013) and an initial milestone payment of $10.0 million (paid in December 2014). All payments under this agreement have been expensed as research and development (as no future benefit was determined to exist at the time of payment).

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

During the first quarter of 2017, the Company agreed to amend and restate the license, development and commercialization agreement (the “A&R License Agreement”) with Lilly. Under the A&R License Agreement, the Company is obligated to pay to Lilly $15.0 million in four timing-based milestones, the first $3.0 million of which was paid in the first quarter of 2017. The remaining payments are payable in the first quarter of the subsequent three calendar years, subject to offsetting adjustment if the Company shall have received cash consideration in connection with an assignment, sale of the Licensed Products to a third party (other than in connection with the sale of substantially all of the assets of the Company), or grant of a sublicense prior to March 31, 2020. The Company recorded a charge of $12.8 million to research and development expense in the first quarter of 2017, which represented the net present value of the Company’s obligation under the A&R License Agreement discounted at its incremental borrowing rate of 10.1%. The discount (of $2.2 million) will be accreted to research and development expense over 36 months.

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

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office and laboratory space and certain lab equipment under operating leases that expire through 2026. Certain of the facility leases contain periodic rent increases that result in the Company recording deferred rent over the term of these leases. Future minimum lease payments under the non-cancellable portion of operating leases totaled $25.2 million as of June 30, 2017.

Clinical Trial Study Agreement Commitments

The Company has entered into agreements with several contract research organizations for clinical studies to be conducted both within and outside the United States for its product candidates. The contracted cost under these arrangements totaled approximately $72.9 million as of June 30, 2017, of which approximately $38.9 million has been incurred to date. These agreements run through various dates, with the longest term expected to run through 2020. These contracts can be terminated at any time with no more than 60 days’ notice, at which point the Company would be obligated to pay for costs incurred though the termination date.

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

Stock Offerings

In May 2017, the Company completed a public offering of an aggregate of 14,375,000 shares of its common stock for net proceeds of approximately $82.8 million (net of transaction costs of approximately $5.7 million).

In May 2016, the Company completed a public offering of an aggregate of 9,200,000 shares of its common stock for net proceeds of approximately $53.9 million (net of transaction costs of approximately $3.6 million).

At-The-Market Issuance Sales Agreement

In December 2015, the Company entered into an “at-the-market” issuance sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may issue and sell shares of its common stock from time to time, at the Company’s option, through Cantor as its sales agent. The Company is not obligated to make any sales of its common stock under the Sales Agreement, and it may terminate its agreement with Cantor at any time. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. The Company will pay Cantor a commission of 3.0% of the gross proceeds of any such sales. The Company has reserved up to $33.0 million under its shelf registration statement for shares that may be issued under the Sales Agreement. Through June 30, 2017, the Company has not made any sales of shares in connection with this arrangement.

Common Stock Warrants

Warrants to purchase an aggregate of 153,472 shares of the Company’s common stock were outstanding at June 30, 2017. These warrants have a weighted average exercise price of $5.75 per share and expire at various dates through June 2023.

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

A summary of the Company’s option activity and other related information is as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term	(000’s)
Balance at December 31, 2016	5,109,285	$8.86
Granted	996,769	$5.76
Exercised	(197,136)	$7.67
Forfeited and expired	(176,699)	$14.12
Balance at June 30, 2017	5,732,219	$8.20	7.9	$14,830
Exercisable at June 30, 2017	2,769,424	$8.25	7.1	$7,156

As of June 30, 2017, an aggregate of 2,565,595 shares remain available for grant under the Company’s equity incentive plans.

Fair Value of Equity Awards

The Company utilizes the Black Scholes option pricing model to value its equity awards. The fair value of options granted during the first six months of 2017 and 2016 was $3.94 and $5.62 per share, respectively, and was estimated using the following weighted-average assumptions:

	Fiscal	Fiscal
	2017	2016
Expected life of option	6.2. years	5.9 years
Volatility	78%	72%
Risk free interest rate	2.0%	1.4%
Dividend yield	—%	—%

Stock-Based Compensation

The following table summarizes stock-based compensation expense during the periods presented for all equity awards issued to employees and non-employees (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Included in research and development	$1,608	$805	$2,638	$1,621
Included in general and administrative	684	894	1,583	1,778
Total	$2,292	$1,699	$4,221	$3,399

Unrecognized stock-based compensation expense related to unvested awards granted under the Company’s equity incentive plans totaled $13.7 million as of June 30, 2017, and is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Stock Units

Under the provisions of its equity incentive plan, the Company may issue restricted stock units to members of its board of directors or its employee team. As of June 30, 2017, an aggregate of 231,520 restricted stock units were outstanding and subject to vesting through January 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2016, and the caption “Risk Factors” in this Quarterly Report on Form 10-Q, as updated by our subsequent filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

•	taladegib, an orally bioavailable, small molecule hedgehog/smoothened antagonist that has achieved clinical proof-of-concept and a recommended Phase 2 dose in a Phase 1 dose escalation trial; and
•	RXDX-106, a small molecule, potent immunomodulating inhibitor of TYRO3, AXL and MER, or collectively TAM, that is in late preclinical development.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including the development of our product candidates and our biomarker discovery efforts, which include:

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

We do not track our employee and facility related research and development costs by project, as we typically use our employee and infrastructure resources across multiple research and development programs. We believe that the allocation of such costs would be arbitrary and would not be meaningful. We have not historically tracked external development costs by program as the majority of our development spend was focused on the development and clinical trials of entrectinib. We have contracted with CROs to manage our clinical trials under agreed upon budgets, with oversight by our clinical program managers. Any deviations from the budgets must be approved by us in writing. Our internal research and development costs are controlled through our internal budget and forecast process and subject to periodic review and analysis of budget versus actual expenditures.

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

•	a product profile, including safety and efficacy, that is sufficiently differentiated, adequately reimbursed and commercially competitive;
•	receipt of marketing approvals from applicable regulatory authorities, including the FDA and/or comparable foreign authorities;

•	the availability of adequate reimbursement and pricing by third-party payers and government authorities;
•	establishing commercial manufacturing and distribution capabilities or, more likely, seeking to establish arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	launching commercial sales of our products, if and when approved, including establishing an internal sales and marketing force and/or establishing relationships with third parties for such purpose;
•	developing and commercializing, individually or with third-party collaborators, companion diagnostics; and
•	a continued acceptable safety profile of the products following approval, if any.

A change in the outcome of any of these variables with respect to the development of any of our product candidates and our biomarker discovery efforts would significantly change the costs, timing and likelihood of success associated with the development of that product candidate.

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

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which amended previous guidance on employee share-based payment accounting. This update involves several aspects of the accounting for share-based payment transactions, including income tax effects, forfeitures and classifications on the statement of cash flows. We adopted this standard on January 1, 2017. Adoption did not have a material impact on our financial position or results of operations.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. This new standard is effective for our fiscal year beginning January 1, 2019, and early adoption is permitted. We are evaluating the potential impact of this guidance on its financial statements and related financial statement disclosures.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718), Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance clarifies that modification accounting will be applied if the value, vesting conditions or classification of the award changes. This ASU will be effective for our fiscal year beginning January 1, 2018, and is expected to impact modifications meeting the clarified criteria prospectively thereafter.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016, together with the changes in those items in dollars (in thousands) and as a percentage:

	Three months ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Operating expenses:
Research and development	$22,172	$20,019	$2,153	11%
General and administrative	5,496	5,499	(3)	0%
Total operating expenses	27,668	25,518	2,150	8%
Loss from operations	(27,668)	(25,518)	(2,150)	8%
Other income (expense), net	(610)	(1,132)	522	-46%
Net loss	$(28,278)	$(26,650)	$(1,628)	6%

Research and Development Expense. Research and development (“R&D”) expenses increased by $2.2 million during 2017 as compared to the same period in 2016, an increase of 11%. This increase was due to an increase in external clinical development and chemistry, manufacturing and control costs associated with the development of entrectinib and our other product candidates. We also incurred increased facilities costs of $1.2 million, due to the expansion of our leased facilities space, and additional stock compensation costs of $0.8 million, due in part to the increase in the number of outstanding stock options.

General and Administrative Expense. There was no measurable change in our general and administrative expenses during 2017 in comparison to the same period in 2016, as the increase in facilities costs, due to the expansion of our leased facilities, and the increase in outside services expenses, due to an increase in pre-launch commercial activities, was offset by a reduction in our personnel related expenditures.

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016, together with the changes in those items in dollars (in thousands) and as a percentage:

	Six months ended June 30,		Dollar	Percentage
	2017	2016	Change	Change
Operating expenses:
Research and development	$56,218	$39,800	$16,418	41%
General and administrative	11,065	10,726	339	3%
Total operating expenses	67,283	50,526	16,757	33%
Loss from operations	(67,283)	(50,526)	(16,757)	33%
Other income (expense), net	(1,155)	(1,616)	461	-29%
Net loss	$(68,438)	$(52,142)	$(16,296)	31%

Research and Development Expense. R&D expenses increased by $16.4 million during 2017 as compared to the same period in 2016, an increase of 41%. This increase was primarily due to the $12.8 million charge recorded in the first quarter of 2017 in connection with the amendment and restatement of our license, development and commercialization agreement with Lilly. Fiscal 2017 R&D costs also include increased facilities costs of $2.4 million, due to the expansion of our leased facilities space, and additional stock compensation costs of $1.0 million, due in part to the increase in the number of outstanding stock options.

General and Administrative Expense. General and administrative expenses increased by $0.3 million during 2017 as compared to the same period in 2016, an increase of 3%. The increase in general and administrative expenses was attributable to an increase in our facilities costs.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, and through June 30, 2017, we have raised an aggregate of approximately $442.2 million to fund our operations, of which approximately $88.4 million was received from our issuance and sale of our common stock in an underwritten public offering in May 2017, $57.5 million was received from our issuance and sale of our common stock in an underwritten public offering in May 2016, approximately $30.0 million was received from our issuance and sale of our common stock to Lilly in November 2015, approximately $75.0 million was received from our issuance and sale of our common stock in an underwritten public offering in June 2015, approximately $41.6 million was raised through our issuance and sale of our common stock in a registered direct offering in March 2015, approximately $55.2 million was received from our issuance and sale of our common stock in an underwritten public offering in March 2014, approximately $54.1 million was received from our issuance and sale of our common stock in two private placements in November 2013, approximately $32.0 million was received from the incurrence of indebtedness under our loan and security agreement, or Loan Agreement, with Silicon Valley Bank, or SVB, and Oxford Finance LLC, or Oxford, and collectively with SVB, the Lenders, and approximately $6.0 million was received from our issuance and sale of our preferred stock. We had also received a small amount of funding from our issuance of common stock to our founders in August and September 2011, and from the issuance of common stock upon the exercise from time to time of stock options.

Public Offerings. In May 2017, May 2016, June 2015 and March 2014, we issued an aggregate of 33,892,464 shares of our common stock in underwritten public offerings. All of the shares issued in the May 2017 offering were sold at a purchase price per share to the public of $6.15, all of the shares issued in the May 2016 offering were sold at a purchase price per share to the public of $6.25, all of the shares issued in the June 2015 offering were sold at a purchase price per share to the public of $17.50, and all of the shares issued in the March 2014 offering were sold at a purchase price per share to the public of $9.15. The offerings generated aggregate gross proceeds of approximately $276.1 million and aggregate net proceeds, after deducting underwriting discounts and commissions and other offering fees and expenses, of approximately $258.3 million.

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

Loan Agreement with SVB and Oxford. In June 2016, we entered into a Loan Agreement with the Lenders under which we incurred $32.0 million of indebtedness, substantially all of which was used to repay our then-existing loan with SVB. We have a conditional option to borrow an additional $10.0 million tranche under this loan facility upon satisfaction of certain specified criteria. We are required to pay interest on the outstanding borrowings under this Loan Agreement at an interest rate equal to the Prime Rate plus 4.35% (8.35% at June 30, 2017). Monthly principal payments of approximately $1.1 million commence in February 2019 and are due through June 2021. Further, the terms of the Loan Agreement require that we make a final lump-sum payment at loan maturity equal to 5.0% of the principal amount of the loans funded thereunder. We may elect to prepay all amounts owed under either or both of the loan tranches prior to the maturity date, provided that we pay a prepayment fee. The prepayment fee will be equal to 2.0% of the amount prepaid if the prepayment occurs on or prior to June 30, 2017, or 1% of the amount prepaid if the prepayment occurs thereafter. Pursuant to the Loan Agreement, we are bound by certain affirmative and negative covenants setting forth actions that we must and must not take during the term thereof. Under the Loan Agreement, we must also maintain the majority of our cash in accounts at SVB. Upon the occurrence of an event of default under the Loan Agreement, subject to cure periods for certain events of default, all amounts owed by us thereunder shall begin to bear interest at a rate that is 3% higher than the rate that is otherwise applicable and may be declared immediately due and payable to the Lenders. We have granted SVB, as collateral agent for the ratable benefit of the Lenders, a security interest in substantially all of our personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed to the Lenders under the Loan Agreement. We have also agreed not to encumber any of our intellectual property without the required lenders’ prior written consent.

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

Cash Flows

Comparison of cash flows for the six months ended June 30, 2017 and 2016

The following table provides information regarding our cash flows during the six months ended June 30, 2017 and 2016 (in thousands):

	Six months ended June 30,
	2017	2016
Net cash used in operating activities	$(47,547)	$(50,230)
Net cash provided by (used in) investing activities	154	(11,315)
Net cash provided by financing activities	84,200	53,880
Net change in cash and cash equivalents	$36,807	$(7,665)

Net Cash Used in Operating Activities. The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Such activities resulted in a net use of funds of approximately $47.5 million during 2017 compared to approximately $50.2 million used during the same period in 2016.

Net Cash Provided by (used in) Investing Activities. Investing activities represent investment activity associated with our investment securities and, to a lesser extent, the cash outflow associated with purchases of fixed assets. Such activities resulted in a net increase of funds of approximately $0.2 million during 2017, while our investing activities used net cash of approximately $11.3 million during the same period in 2016.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $84.2 million during 2017, compared to approximately $53.9 million provided by financing activities during the same period of 2016. Cash provided by financing activities during both periods was primarily the result of the funds raised through sales of our common stock.

Funding Requirements

We expect our expenses to continue to increase in the future in connection with our ongoing entrectinib and other development programs. In addition, if we obtain marketing approval for any of our product candidates in the future, which we anticipate would not occur for several years, if at all, we expect we would then incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution, some of which may be incurred in advance of such marketing approval, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of any collaborators with whom we may engage.

As of June 30, 2017, we had approximately $169.4 million in cash, cash equivalents and investment securities. We expect that our existing cash, cash equivalents and investment securities will enable us to fund our operations and capital expenditure requirements for at least the next twelve months. We expect to need to obtain additional funding in future periods, however, in order to continue our operations and pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

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

Cautionary Note on Forward-Looking Statements

Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. In some cases, you can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should” or “would,” or the negative of these terms or other comparable terminology. Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties associated with our business including, without limitation: the results of our research and development activities, including uncertainties relating to the preclinical and clinical testing of our product candidates; our ability to develop, initiate or complete preclinical studies and clinical trials for, obtain approvals for and commercialize any of our product candidates; changes in our plans to develop and commercialize our product candidates; the potential for final results of the ongoing clinical trials of entrectinib or other product candidates, or any future clinical trials of entrectinib or other product candidates, to differ from preliminary or expected results; the early stage of our product candidates presently under development; our need for additional funds in order to pursue our business plan and the uncertainty of whether we will be able to obtain the funding we need; our ability to obtain and, if obtained, maintain regulatory approval of our current product candidates, and any future product candidates, and any related restrictions, limitations and/or warnings in the label of any approved product candidate; our ability to retain or hire key scientific or management personnel; our ability, potentially with partners, to validate, develop and obtain regulatory approval of companion diagnostics for our product candidates; our ability to obtain and maintain intellectual property protection for our product candidates, including patent and other intellectual property rights; the risk that orphan drug exclusivity may not effectively protect a product from competition and that such exclusivity may not be maintained;

the potential for us to fail to maintain the CAP accreditation and CLIA certification of our diagnostic laboratory; the loss of key scientific or management personnel; competition in the industry in which we operate; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; our ability to develop and/or obtain successful sales and marketing capabilities in the future as needed; the size and growth of the potential markets for any of our product candidates, and the rate and degree of market acceptance of any of our product candidates; the impact of healthcare reform legislation; regulatory developments in the United States and foreign countries; and other risks detailed under “Part I – Item 1A – Risk Factors” in our most recent Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act.

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

We also have a loan arrangement with SVB and Oxford under which we have borrowed $32.0 million, which accrues interest at a variable rate equal to the Prime Rate plus 4.35% (8.35% at June 30, 2017). A 1.0% change in the Prime Rate occurring on June 30, 2017 would change our interest costs by approximately $0.7 million over the remaining contractual term of the loan arrangement.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2016 includes a detailed discussion of our risk factors under the heading “Part I — Item 1A — Risk Factors.” There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, other than as previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, or as set forth below. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Except with respect to our trademarks, the trademarks, trade names and service marks appearing in this report are the property of their respective third party owners.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We are a development-stage company with no approved products, and have generated no material revenue to date and may never generate material revenue or achieve profitability.

We are a development-stage biopharmaceutical company with a limited operating history. We have not generated any material revenue to date and are not profitable, and have incurred losses in each year since our inception. Our net loss for the year ended December 31, 2016 was $103.6 million, and our net loss for the six months ended June 30, 2017 was $68.4 million. As of June 30, 2017, we had an accumulated deficit of $320.1 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are currently focused on the development of our clinical and preclinical development programs, which we believe will result in our continued incurrence of significant research and development and other expenses related to those programs. If the non-clinical or clinical trials for any of our product candidates fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of our product candidates, if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Even after giving effect to the proceeds received from our public offering of common stock that was consummated in May 2017, our other common stock offerings and our loan arrangement with SVB and Oxford, we expect to require substantial additional capital for the further development and commercialization of our product candidates. Further, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue to expand our ongoing entrectinib and other development programs, and if we acquire rights to additional product candidates. For example, in September 2015 we initiated a new, global Phase 2 clinical trial of oral entrectinib in adult patients with advanced or metastatic cancer detected to be positive for relevant molecular alterations. We are conducting and plan to initiate additional clinical trials to study our other product candidates in the future.

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

On June 30, 2016, we entered into a loan agreement with SVB as collateral agent and SVB and Oxford, collectively referred to as the Lenders, under which we incurred $32.0 million of indebtedness, substantially all of which was used to repay our then-existing $31.0 million loan with SVB. Under the loan agreement, we also have an option to receive an additional $10.0 million at any time from April 7, 2017 to August 31, 2017, provided that certain conditions have then been satisfied. We are required to pay interest on the borrowings under the loan agreement at a per-annum rate of Prime Rate plus 4.35% on a monthly basis for a period of 30 months. Thereafter, we will be required to repay the principal plus interest in 30 equal monthly installments. Further, upon the maturity date the terms of the loan agreement require that we make a final lump-sum payment of 5% of the principal amount of the loans thereunder. We may elect to prepay all amounts owed under either or both of the loan tranches prior to the maturity date therefor, provided that a prepayment fee of 2% of the amount prepaid is also paid if the prepayment occurs on or prior to June 30, 2017, or 1% of amount prepaid is also paid, if the prepayment occurs thereafter.

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

Risks Related to the Development of Our Product Candidates

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

The FDA has granted us orphan drug designation for entrectinib for (i) treatment of NTRK fusion-positive solid tumors, and (ii) the treatment of TRKA-positive, TRKB-positive, TRKC-positive, ROS1-positive or ALK-positive non-small cell lung cancer and colorectal cancer. We have also received orphan drug designation from the FDA and the EMA for entrectinib for the treatment of neuroblastoma. We expect that we may in the future pursue orphan drug designations for entrectinib in other jurisdictions and/or indications, and for at least some of our other product candidates. Obtaining orphan drug designations can be difficult and we may not be successful in doing so. In addition, orphan drug exclusivity may not effectively protect a product from the competition of different drugs for the same indication, which could be approved during the exclusivity period. Further, after an orphan designated drug is approved and if it obtains orphan drug exclusivity, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. The failure to obtain an orphan drug designation for any product candidates for rare cancer indications for which we seek or receive regulatory approval, and/or the inability to maintain that designation for the duration of the applicable exclusivity period, could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

A Breakthrough Therapy Designation, Fast Track Designation or accelerated approval by the FDA may not actually lead to a faster development or regulatory review or approval process for any of our product candidates.

In May 2017, we received breakthrough therapy designation for entrectinib for the treatment of NTRK fusion-positive, locally advanced or metastatic solid tumors in adult and pediatric patients who have either progressed following prior therapies or who have no acceptable standard therapies. Additionally, we may in the future seek a breakthrough therapy designation for entrectinib in other indications, or for certain of our other product candidates. The Food and Drug Administration Safety and Innovation Act established the breakthrough therapy designation for drugs intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and that, as indicated by preliminary clinical evidence, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies by the FDA are eligible for accelerated approval and increased interaction and communication with the FDA designed to expedite the development and review process.

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

We may also in the future seek fast track designation for some of our product candidates that reach the regulatory review process. If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply to the FDA for a fast track designation for the product candidate. If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information. In addition, a fast track product may be eligible for accelerated approval, as described below. The FDA has broad discretion over whether to grant a fast track designation and, as a result, even our product candidates that may be eligible for such a designation may not receive it. Even if we were to receive fast track designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional FDA procedures. Additionally, the FDA could withdraw a fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

As of June 30, 2017, we had 118 employees, 114 of whom were full-time and four of whom were part-time employees. As our development and commercialization plans and strategies develop, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. We expect future growth to impose significant added responsibilities on members of management, particularly as we continue to expand our ongoing entrectinib and other development programs including:

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of July 31, 2017, a total of 56,253,915 shares of our common stock were outstanding. Of those shares, approximately 51,942,680 were freely tradable, without restriction, in the public market. Such shares represented approximately 92.3% of our outstanding shares of common stock as of that date. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of July 31, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 30.1% of our outstanding voting stock (which includes shares they had the right to acquire within 60 days). Accordingly, our directors and executive officers and holders of 5% or more of our capital stock have significant influence over our affairs due to their substantial ownership coupled with the positions of some of these stockholders on our management team, and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership in our board of directors and management team and certain other large stockholders may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe are in their best interest.

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

IGNYTA, INC.

Date: August 8, 2017	By:	/s/ Jonathan E. Lim, M.D.
Jonathan E. Lim, M.D.
President and Chief Executive Officer

Date: August 8, 2017	By:	/s/ Jacob M. Chacko, M.D.
Jacob M. Chacko, M.D.
Chief Financial Officer