Form 10-Q
period 2017-09-30
Ignyta, Inc.
filed 2017-11-07
CIK 1557421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, the registrant had 66,338,218 shares of common stock ($0.0001 per share par value) outstanding.

IGNYTA, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

i

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Ignyta, Inc.

Condensed Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,565	$24,340
Short-term investment securities	115,244	83,637
Other current assets	3,862	3,873
Total current assets	148,671	111,850
Long-term investment securities	—	24,983
Property and equipment, net	4,382	6,270
Other long-term assets	1,312	1,811
Total assets	$154,365	$144,914
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$17,575	$13,510
Obligation due to licensor	3,804	—
Accrued compensation and benefits	3,119	4,007
Total current liabilities	24,498	17,517
Term loan, net of discount	29,994	29,517
Other long-term liabilities	11,859	3,110
Total liabilities	66,351	50,144
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.0001 par; 150,000,000 shares authorized; 56,291,097 and 41,665,779 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	6	4
Additional paid-in capital	436,752	346,549
Accumulated other comprehensive loss	(43)	(123)
Accumulated deficit	(348,701)	(251,660)
Total stockholders’ equity	88,014	94,770
Total liabilities and stockholders’ equity	$154,365	$144,914

See the accompanying notes to these unaudited condensed financial statements.

Ignyta, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$21,669	$16,626	$77,887	$56,425
General and administrative	6,541	6,145	17,606	16,871
Total operating expenses and loss from operations	(28,210)	(22,771)	(95,493)	(73,296)
Other income (expense):
Interest expense	(853)	(814)	(2,494)	(2,404)
Other income (expense)	460	296	946	966
Loss on debt extinguishment	—	—	—	(696)
Total other income/ (expense), net	(393)	(518)	(1,548)	(2,134)
Net loss	$(28,603)	$(23,289)	$(97,041)	$(75,430)
Comprehensive loss:
Net loss	$(28,603)	$(23,289)	$(97,041)	$(75,430)
Net unrealized gain (loss) on investment securities	49	(78)	80	234
Comprehensive loss	$(28,554)	$(23,367)	$(96,961)	$(75,196)
Net loss per share:
Net loss per share – basic and diluted	$(0.51)	$(0.56)	$(1.96)	$(2.02)
Weighted average shares outstanding – basic and diluted	56,258	41,652	49,403	37,413

See the accompanying notes to these unaudited condensed financial statements.

Ignyta, Inc.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities:
Net loss	$(97,041)	$(75,430)
Adjustments to reconcile net loss to net cash used in operating activities:
License fee obligation	12,846	—
Loss on debt extinguishment	—	696
Stock-based compensation	5,701	5,436
Depreciation and amortization of property and equipment	2,086	2,735
Amortization of premium on investment securities, net of accretion of discounts	(53)	611
Amortization of non-cash financing costs	477	428
Other	2,123	(129)
Increase (decrease) in cash resulting from changes in:
Other current and long-term assets	680	(2,040)
Accounts payable, accrued expenses and other liabilities	898	(3,730)
Net cash used in operating activities	(72,283)	(71,423)
Investing activities:
Purchases of investment securities	(127,212)	(123,857)
Maturities and sales of investment securities	120,720	120,291
Purchases of property and equipment	(400)	(1,760)
Proceeds from sale of property and equipment	37	—
Net cash provided by (used in) investing activities	(6,855)	(5,326)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	82,782	53,892
Proceeds from borrowings under term loan facility	—	17,116
Repayments of borrowings under term loan facility	—	(17,438)
Proceeds from exercise of stock options	1,723	400
Repayments under other long-term obligations	(142)	(135)
Net cash provided by financing activities	84,363	53,835
Net change in cash and cash equivalents	5,225	(22,914)
Cash and cash equivalents at beginning of period	24,340	46,383
Cash and cash equivalents at end of period	$29,565	$23,469
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,014	$1,976
Noncash investing and financing activities:
Final payment obligation to Lenders recorded as debt discount (see note 6)	$—	$1,600
Unrealized gain on investment securities	$80	$234
Amounts capitalized under build-to-suit lease transaction	$—	$11,802
Interest capitalized during construction period for build-to-suit lease transaction	$—	$1,073

See the accompanying notes to these unaudited condensed financial statements.

Ignyta, Inc.

Notes to Unaudited Condensed Financial Statements

1. ORGANIZATION

Organization and Nature of Operations

Ignyta, Inc. (“Ignyta” or the “Company”) is incorporated in the state of Delaware and was founded in 2011 (with the name “NexDx, Inc.”). The Company changed its name to “Ignyta, Inc.” on October 8, 2012. The Company is focused on precision medicine in oncology. Its goal is not just to shrink tumors, but to eradicate residual disease – the source of cancer relapse and recurrence – in precisely defined patient populations. The Company is pursuing an integrated therapeutic, or Rx, and diagnostic, or Dx, strategy for treating patients with cancer. Its Rx efforts are focused on in-licensing or acquiring, then developing and commercializing molecularly or immunologically targeted therapies that, sequentially or in combination, are foundational for eradicating residual disease. Its Dx efforts aim to pair these product candidates with biomarker-based diagnostics that are designed to precisely identify, on a molecular or immunological basis, the patients who are most likely to benefit from the precision therapies it develops.

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment.

Liquidity

The Company had negative cash flow from operations of approximately $72.3 million during the first nine months of 2017 and, as of September 30, 2017, had an accumulated deficit of approximately $348.7 million. The Company is focused primarily on its development programs, and management believes such activities will result in the continued incurrence of significant research and development and other expenses related to those programs. The Company expects that it will need additional capital to further fund development of, and seek regulatory approvals for, its product candidates, and begin to commercialize any approved products. If the clinical trials for any of the Company’s products fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of its product candidates, if approved, fails to achieve market acceptance, the Company may never become profitable. Even if the Company achieves profitability in the future, it may not be able to sustain profitability in subsequent periods. The Company intends to cover its future operating expenses through cash on hand and through additional financing from existing and prospective investors. The Company cannot be sure that additional financing will be available when needed or that, if available, financing will be obtained on terms favorable to the Company or to its stockholders.

As of September 30, 2017, the Company had cash, cash equivalents and investment securities totaling approximately $144.8 million. In October 2017, the Company completed a public offering of an aggregate of 10,000,000 shares of its common stock for net proceeds of $150.0 million. While the Company expects that its existing cash, cash equivalents and investment securities will enable it to fund its operations and capital expenditure requirements for at least the next twelve months, having insufficient funds may require the Company to delay, reduce, limit or terminate some or all of its development programs or future commercialization efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market on its own. Failure to obtain adequate financing could eventually adversely affect the Company’s ability to operate as a going concern. If the Company raises additional funds from the issuance of equity securities, substantial dilution to its existing stockholders would likely result. If the Company raises additional funds by incurring debt financing, the terms of the debt may involve significant cash payment obligations as well as covenants and specific financial ratios that may restrict its ability to operate its business.

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

Research and Development

Costs incurred in connection with research and development activities are expensed as incurred. Research and development expenses consist of (i) external research and development expenses incurred under arrangements with third parties, such as contract research organizations, investigational sites and consultants; (ii) employee-related expenses, including salaries, benefits, travel and stock compensation expense; (iii) the cost of acquiring, developing and manufacturing clinical study materials; (iv) facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and laboratory and other supplies, and (v) license fees and other expenses relating to the acquisition of rights to the Company’s development programs.

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

Stock-Based Compensation

Stock-based compensation cost for equity awards to employees and members of the Company’s board of directors is measured at the grant date, based on the calculated fair value of the award using the Black-Scholes option-pricing model. Stock-based compensation is recognized as an expense, net of estimated forfeitures, using the straight-line method over the vesting period of the equity grant.

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

The calculations of net loss per share excluded potentially dilutive securities (consisting of outstanding options, warrants, restricted stock and restricted stock units) of approximately 5.9 million and 5.6 million shares as of September 30, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2016-02, Leases, which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. This new standard will be effective for the Company’s fiscal year beginning January 1, 2019, and early adoption is permitted. The Company is evaluating the potential impact of this guidance on its financial statements and related financial statement disclosures.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718), Scope of Modification Accounting. This new standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance clarifies that modification accounting will be applied if the value, vesting conditions or classification of the award changes. This new standard will be effective for the Company’s fiscal year beginning January 1, 2018, and is expected to impact modifications meeting the clarified criteria prospectively thereafter.

3. INVESTMENT SECURITIES

Following is a summary of the available-for-sale investment securities held by the Company as of the dates below (in thousands):

	As of September 30, 2017
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Gross	Gains	Losses	Value
Available-for-sale investment securities:
Commercial paper	$70,669	$—	$—	$70,669
Corporate debt securities	14,122	—	(4)	14,118
U.S. government and agency obligations	30,496	—	(39)	30,457
Total	$115,287	$—	$(43)	$115,244

	As of December 31, 2016
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Gross	Gains	Losses	Value
Available-for-sale investment securities:
Commercial paper	$8,996	$—	$—	$8,996
Corporate debt securities	49,179	1	(55)	49,125
U.S. government and agency obligations	50,568	1	(70)	50,499
Total	$108,743	$2	$(125)	$108,620

All of the Company’s available-for-sale investment securities held at September 30, 2017, had maturity dates of less than 12 months. The Company determines the appropriate designation of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. Securities classified as short-term investment securities have maturity dates of less than one year from the balance sheet date, while those classified as long-term investment securities have maturity dates of greater than one year from the balance sheet date. The cost of securities sold is based on the specific identification method. The Company has not realized any significant gains or losses on sales of available-for-sale investment securities during any of the periods presented. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in investment income.

None of the Company’s available-for-sale investment securities were in a material unrealized loss position at September 30, 2017. The Company reviewed its investment holdings as of September 30, 2017, and determined that its unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that no securities have been in an unrealized loss position for twelve months or more. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities.

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

	As of September 30, 2017				As of December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investment securities:
Commercial paper	$—	$70,669	$—	$70,669	$—	$8,996	$—	$8,996
Corporate debt securities	—	14,118	—	14,118	—	49,125	—	49,125
U.S. government and agency obligations	30,457	—	—	30,457	50,499	—	—	50,499
Total assets at fair value	$30,457	$84,787	$—	$115,244	$50,499	$58,121	$—	$108,620

5. BALANCE SHEET DETAILS

Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Lab and manufacturing equipment	$6,528	$7,656
Office and computer equipment	2,078	1,762
Leasehold improvements	275	374
Property and equipment at cost	8,881	9,792
Accumulated depreciation and amortization	(4,499)	(3,522)
Property and equipment, net	$4,382	$6,270

Other Long-Term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Obligation due to licensor (note 7)	$6,550	$—
Deferred rent	3,709	1,510
Final loan fee obligation to lender (note 6)	1,600	1,600
Other long-term liabilities	$11,859	$3,110

6. TERM LOAN FACILITY

In June 2016, the Company entered into a loan and security agreement (the “Loan Agreement”) with the Lenders. Under the Loan Agreement, the Company received initial funding of $32.0 million, substantially all of which was used to repay the Company’s prior loan with SVB. The Company considered authoritative literature which states that modifications or exchanges are considered extinguishments with gains or losses recognized in current earnings if the terms of the new debt and original instrument are substantially different. The Company determined that for SVB’s portion of the new facility, the terms are not substantially different from the prior loan and should be accounted for as a debt modification with previously deferred financing costs amortized as an adjustment of interest expense over the remaining term of the modified debt using the interest method. The Company determined that the portion of the old facility with SVB that was not assumed by SVB under the new facility should be accounted for as a debt extinguishment with fees paid to the lender and previously deferred financing costs included in the calculation of loss on debt extinguishment. The Company recorded a loss on debt extinguishment of $0.7 million during the second quarter of fiscal 2016. Borrowings under the new facility will bear interest at a rate equal to the Prime Rate plus 4.35% (8.60% at September 30, 2017) and have interest only payments for thirty months, followed by a principal amortization period of thirty months.

Upon the maturity date, the Company must make a final lump-sum payment of 5.0% of the full amount of the loan funded ($1.6 million). The fair value of the final payment has been recorded as a debt discount which is being amortized to interest expense over the term of the Loan Agreement. The Company may elect to prepay all amounts owed prior to the maturity date provided that a prepayment fee, equal to 1%, is also paid.

Future minimum principal payments of approximately $1.1 million commence in February 2019 and are due monthly through July 2021 as follows (in thousands):

Year ending December 31,	Minimum Principal Payments
2017 (3 months) and 2018	$—
2019	11,733
2020	12,800
2021	7,467
Total	$32,000

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations of the Company under the Loan Agreement and the occurrence of a material adverse change which is defined as a material adverse change in the Company’s business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of lender’s lien in the collateral or in the value of such collateral. In the event of default by the Company under the Loan Agreement, the lender would be entitled to exercise its remedies thereunder, including the right to accelerate the debt, upon which the Company may be required to repay all amounts then outstanding under the Loan Agreement, which could harm the Company’s financial condition. The Company was in compliance with all of the covenants under the Loan Agreement as of September 30, 2017, and there had been no material adverse change.

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

The Company is obligated under the license agreement to use commercially reasonable efforts to develop and commercialize a product based on entrectinib at its expense. When and if commercial sales of a product begin, the Company will be obligated to pay NMS tiered royalties ranging from a mid-single digit percentage to a low double digit percentage (between 10% and 15%) of net sales, depending on the amount of net sales, with standard provisions for royalty offsets to the extent it obtains any rights from third parties to commercialize the product. The license agreement also requires that the Company make development and regulatory milestone payments to NMS of up to $105.0 million in the aggregate if specified clinical study initiations and regulatory approvals are achieved across multiple products or indications. Life-to-date payments to NMS in connection with this agreement totaled $17.0 million as of

September 30, 2017, and included an up-front payment of $7.0 million (paid in November 2013) and an initial milestone payment of $10.0 million (paid in December 2014). All payments under this agreement have been expensed as research and development (as no future benefit was determined to exist at the time of payment).

The Company will become obligated to make a $12.0 million milestone payment under the provisions of its license agreement with NMS at the earlier of the achievement of a specified clinical trial outcome or December 31, 2017, unless the license is terminated prior to November 1, 2017. While the Company may likely become obligated to make this milestone payment in the near future, management did not record this liability as of September 30, 2017 as it was determined that this obligation was not yet probable in accordance with the relevant accounting criteria for accrual.

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

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office and laboratory space and certain lab equipment under operating leases that expire through 2026. Certain of the facility leases contain periodic rent increases that result in the Company recording deferred rent over the term of these leases. Future minimum lease payments under the non-cancellable portion of operating leases totaled $24.1 million as of September 30, 2017.

Clinical Trial Study Agreement Commitments

The Company has entered into agreements with several contract research organizations for clinical studies to be conducted both within and outside the United States for its product candidates. The contracted cost under these arrangements totaled approximately $71.1 million as of September 30, 2017, of which approximately $40.4 million has been incurred to date. These agreements run through various dates, with the longest term expected to run through 2020. These contracts can be terminated at any time with no more than 60 days’ notice, at which point the Company would be obligated to pay for costs incurred though the termination date.

Other matters

Although the Company is currently not a party to any material legal proceedings, in the normal course of business, the Company has been, and will likely continue to be, subject to claims, administrative proceedings or litigation incidental to its business that are either judged to be not material or that arise in the ordinary course of business from time to time, such as claims related to customer disputes, employment practices, wage and hour disputes, professional liability, products liability, licensure restrictions or denials, and patent infringement. Responding to such matters, regardless of whether they have merit, can be expensive and disruptive to normal business operations. Due to the uncertainties inherent in legal proceedings and litigation, the Company is not able to predict the timing or outcome of these matters. The Company could in the future incur judgments or enter into settlements of claims that could have an adverse effect on its results of operations in any particular period.

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

At-The-Market Issuance Sales Agreement

In December 2015, the Company entered into an “at-the-market” issuance sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) pursuant to which the Company may issue and sell shares of its common stock from time to time, at the Company’s option, through Cantor as its sales agent. The Company is not obligated to make any sales of its common stock under the Sales Agreement, and it may terminate its agreement with Cantor at any time. Any shares sold will be sold pursuant to an effective shelf registration statement on Form S-3. The Company will pay Cantor a commission of 3.0% of the gross proceeds of any such sales. The Company has reserved up to $33.0 million under its shelf registration statement for shares that may be issued under the Sales Agreement. Through September 30, 2017, the Company has not made any sales of shares in connection with this arrangement.

Common Stock Warrants

Warrants to purchase an aggregate of 98,698 shares of the Company’s common stock were outstanding at September 30, 2017. These warrants have a weighted average exercise price of $5.83 per share and expire at various dates through June 2023.

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

In August 2017, the Company’s Board of Directors approved the 2017 Employment Inducement Incentive Award Plan (the “2017 Inducement Plan”), which provides for the issuance of up to 1,000,000 shares to prospective employees as a material inducement for entering into employment with the Company.  Recipients must meet certain other pre-employment criteria, and award grants must be made in connection with the commencement of employment. Awards under the 2017 Inducement Plan are subject to vesting and will expire no more than ten years from their date of grant.

A summary of the Company’s option activity and other related information is as follows:

		Weighted-	Weighted-	Aggregate
		Average	Average	Intrinsic
	Options	Exercise	Remaining	Value
	Outstanding	Price	Term	(000’s)
Balance at December 31, 2016	5,109,285	$8.86
Granted	1,086,419	$6.10
Exercised	(226,947)	$7.59
Forfeited and expired	(403,400)	$13.09
Balance at September 30, 2017	5,565,357	$8.07	7.6	$24,161
Exercisable at September 30, 2017	2,967,526	$8.04	6.8	$13,029

As of September 30, 2017, an aggregate of 3,623,480 shares remain available for grant under the Company’s equity incentive plans.

Fair Value of Equity Awards

The Company utilizes the Black Scholes option pricing model to value its equity awards. The fair value of options granted during the first nine months of 2017 and 2016 was $4.17 and $5.35 per share, respectively, and was estimated using the following weighted-average assumptions:

	Fiscal	Fiscal
	2017	2016
Expected life of option	6.2 years	6.0 years
Volatility	78%	73%
Risk free interest rate	2.0%	1.4%
Dividend yield	—%	—%

Stock-Based Compensation

The following table summarizes stock-based compensation expense during the periods presented for all equity awards issued to employees and non-employees (in thousands):

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Included in research and development	$507	$992	$3,145	$2,613
Included in general and administrative	973	1,044	2,556	2,823
Total	$1,480	$2,036	$5,701	$5,436

Unrecognized stock-based compensation expense related to unvested awards granted under the Company’s equity incentive plans totaled $11.7 million as of September 30, 2017, and is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units

Under the provisions of its equity incentive plan, the Company may issue restricted stock units to members of its board of directors or its employee team. As of September 30, 2017, an aggregate of 231,520 restricted stock units were outstanding and subject to vesting through January 2021.

11. SUBSEQUENT EVENTS

In October 24, 2017, the Company completed a public offering of an aggregate of 10,000,000 shares of its common stock for net proceeds of approximately $150.0 million (net of transaction costs of approximately $10.0 million).

On November 1, 2017, the Company became obligated under the provisions of its license agreement with NMS to make a $12.0 million milestone payment. Although payment of this obligation will likely occur in January 2018, the obligation was deemed to satisfy the accounting criteria for accrual and will be reflected in the Company’s financial results for the fourth quarter of fiscal 2017.

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

Overview

We are a biotechnology company focused on precision medicine in oncology. Our goal is not just to shrink tumors, but to eradicate residual disease – the source of cancer relapse and recurrence – in precisely defined patient populations. We are pursuing an integrated therapeutic, or Rx, and diagnostic, or Dx, strategy for treating patients with cancer. Our Rx efforts are focused on in-licensing or acquiring, then developing and commercializing molecularly or immunologically targeted therapies that, sequentially or in combination, are foundational for eradicating residual disease. Our Dx efforts aim to pair these product candidates with biomarker-based diagnostics that are designed to precisely identify, on a molecular or immunological basis, the patients who are most likely to benefit from the precision therapies we develop.

Our current pipeline includes the following compounds:

•

entrectinib, formerly called RXDX-101, a CNS-active, potent, and selective small molecule tyrosine kinase inhibitor of the TRK (tropomyosin receptor kinase) family of tyrosine kinase receptors (TRKA, TRKB and TRKC), and ROS1 proteins, which is in a Phase 2 clinical study and two Phase 1 clinical studies in molecularly defined adult patient populations for the treatment of solid tumors, and a Phase 1/1b clinical study in pediatric patients with advanced solid tumor malignancies;

•

RXDX-105, an orally bioavailable, small molecule tyrosine kinase inhibitor of RET that spares the vascular endothelial growth factor receptor, or VEGFR, which has completed enrollment in a Phase 1b clinical trial;

•	taladegib, an orally bioavailable, small molecule hedgehog/smoothened antagonist that has achieved clinical proof-of-concept and a recommended Phase 2 dose in a Phase 1 dose escalation trial; and
•

RXDX-106, a novel small molecule immunomodulatory agent with potent anti-tumor activity, alone and in combination with checkpoint inhibitors, that appears to restore and enhance overall immune function by reversing immunosuppression of innate immune cells in the tumor microenvironment through TYRO3, AXL, and MER (TAM) receptor tyrosine kinase (RTK) inhibition that is in late preclinical development.

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

In October 2017, the Company announced that the European Medicines Agency (the “EMA”) granted Priority Medicines (“PRIME”) designation for entrectinib in the treatment of NTRK fusion-positive, locally advanced or metastatic solid tumors in adult and pediatric patients who have either progressed following prior therapies or who have no acceptable standard therapy.

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

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which amended previous guidance on employee share-based payment accounting. This update involves several aspects of the accounting for share-based payment transactions, including income tax effects, forfeitures and classifications on the statement of cash flows. We adopted this standard on January 1, 2017. Adoption did not have a material impact on our financial position or results of operations.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which is intended to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. A lessee will be required to recognize on the balance sheet the assets and liabilities for leases with lease terms of more than 12 months. This new standard will be effective for our fiscal year beginning January 1, 2019, and early adoption is permitted. We are evaluating the potential impact of this guidance on its financial statements and related financial statement disclosures.

In May 2017, the FASB issued ASU 2017-09, Stock Compensation (Topic 718), Scope of Modification Accounting. This new standard clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance clarifies that modification accounting will be applied if the value, vesting conditions or classification of the award changes. This new standard will be effective for our fiscal year beginning January 1, 2018, and is expected to impact modifications meeting the clarified criteria prospectively thereafter.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016, together with the changes in those items in dollars (in thousands) and as a percentage:

	Three Months Ended September 30,		Dollar	Percentage
	2017	2016	Change	Change
Operating expenses:
Research and development	$21,669	$16,626	$5,043	30%
General and administrative	6,541	6,145	396	6%
Total operating expenses and loss from operations	(28,210)	(22,771)	(5,439)	24%
Other income (expense), net	(393)	(518)	125	-24%
Net loss	$(28,603)	$(23,289)	$(5,314)	23%

Research and Development Expense. Research and development, or R&D, expenses increased by $5.0 million during 2017 as compared to the same period in 2016, an increase of 30%. This increase was primarily due to an increase in external clinical development and chemistry, manufacturing and control costs associated with the development of entrectinib and our other product candidates. We also incurred increased facilities costs of $1.1 million, due to the expansion of our leased facilities space.

General and Administrative Expense. General and administrative expenses increased by $0.4 million during 2017 in comparison to the same period in 2016, an increase of 6%. This increase was due to an increase in our facilities costs, as described above, and an increase in outside services expenses, due to an increase in pre-launch commercial activities, which was partially offset by a reduction in depreciation expense.

Comparison of the Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016, together with the changes in those items in dollars (in thousands) and as a percentage:

	Nine Months Ended September 30,		Dollar	Percentage
	2017	2016	Change	Change
Operating expenses:
Research and development	$77,887	$56,425	$21,462	38%
General and administrative	17,606	16,871	735	4%
Total operating expenses and loss from operations	(95,493)	(73,296)	(22,197)	30%
Other income (expense), net	(1,548)	(2,134)	586	-27%
Net loss	$(97,041)	$(75,430)	$(21,611)	29%

Research and Development Expense. R&D expenses increased by $21.5 million during 2017 as compared to the same period in 2016, an increase of 38%. This increase was primarily due to the $12.8 million charge recorded in the first quarter of 2017 in connection with the amendment and restatement of our license, development and commercialization agreement with Lilly. Fiscal 2017 R&D costs also include an increase in external clinical development and chemistry, manufacturing and control costs associated with the development of entrectinib and our other product candidates, and increased facilities costs of $3.5 million, due to the expansion of our leased facilities space.

General and Administrative Expense. General and administrative expenses increased by $0.7 million during 2017 as compared to the same period in 2016, an increase of 4%. This increase was due to an increase in our facilities costs, as described above, and an increase in outside services expenses, due to an increase in pre-launch commercial activities, which was partially offset by a reduction in depreciation expense.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, and through September 30, 2017, we have raised an aggregate of approximately $442.4 million to fund our operations, of which approximately $88.4 million was received from our issuance and sale of our common stock in an underwritten public offering in May 2017, $57.5 million was received from our issuance and sale of our common stock in an underwritten public offering in May 2016, approximately $30.0 million was received from our issuance and sale of our common stock to Lilly in November 2015, approximately $75.0 million was received from our issuance and sale of our common stock in an underwritten public offering in June 2015, approximately $41.6 million was raised through our issuance and sale of our common stock in a registered direct offering in March 2015, approximately $55.2 million was received from our issuance and sale of our common stock in an underwritten public offering in March 2014, approximately $54.1 million was received from our issuance and sale of our common stock in two private placements in November 2013, approximately $32.0 million was received from the incurrence of indebtedness under our loan and security agreement, or Loan Agreement, with Silicon Valley Bank, or SVB, and Oxford Finance LLC, or Oxford, and collectively with SVB, the Lenders, and approximately $6.0 million was received from our issuance and sale of our preferred stock. We had also received a small amount of funding from our issuance of common stock to our founders in August and September 2011, and from the issuance of common stock upon the exercise from time to time of stock options.

In addition, we completed a public offering of 10,000,000 shares of our common stock in October 2017 which raised net proceeds of approximately $150.0 million (net of transaction costs of approximately $10.0 million).

Public Offerings. In May 2017, May 2016, June 2015 and March 2014, we issued an aggregate of 33,892,464 shares of our common stock in underwritten public offerings. All of the shares issued in the May 2017 offering were sold at a purchase price per share to the public of $6.15, all of the shares issued in the May 2016 offering were sold at a purchase price per share to the public of $6.25, all of the shares issued in the June 2015 offering were sold at a purchase price per share to the public of $17.50, and all of the shares issued in the March 2014 offering were sold at a purchase price per share to the public of $9.15. The offerings generated aggregate gross proceeds of approximately $276.1 million and aggregate net proceeds, after deducting underwriting discounts and commissions and other offering fees and expenses, of approximately $258.2 million.

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

Loan Agreement with SVB and Oxford. In June 2016, we entered into a Loan Agreement with the Lenders under which we incurred $32.0 million of indebtedness, substantially all of which was used to repay our then-existing loan with SVB. We are required to pay interest on the outstanding borrowings under this Loan Agreement at an interest rate equal to the Prime Rate plus 4.35% (8.60% at September 30, 2017). Monthly principal payments of approximately $1.1 million commence in February 2019 and are due through July 2021. Further, the terms of the Loan Agreement require that we make a final lump-sum payment at loan maturity equal to 5.0% of the principal amount of the loans funded thereunder. We may elect to prepay all amounts owed under the loan prior to the maturity date, provided that we pay a prepayment fee equal to 1.0% of the amount prepaid. Pursuant to the Loan Agreement, we are bound by certain affirmative and negative covenants setting forth actions that we must and must not take during the term thereof. Under the Loan Agreement, we must also maintain the majority of our cash in accounts at SVB. Upon the occurrence of an event of default under the Loan Agreement, subject to cure periods for certain events of default, all amounts owed by us thereunder shall begin to bear interest at a rate that is 3% higher than the rate that is otherwise applicable and may be declared immediately due and payable to the

Lenders. We have granted SVB, as collateral agent for the ratable benefit of the Lenders, a security interest in substantially all of our personal property, rights and assets, other than intellectual property, to secure the payment of all amounts owed to the Lenders under the Loan Agreement. We have also agreed not to encumber any of our intellectual property without the required lenders’ prior written consent.

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

Cash Flows

Comparison of cash flows for the nine months ended September 30, 2017 and 2016

The following table provides information regarding our cash flows during the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(72,283)	$(71,423)
Net cash used in investing activities	(6,855)	(5,326)
Net cash provided by financing activities	84,363	53,835
Net change in cash and cash equivalents	$5,225	$(22,914)

Net Cash Used in Operating Activities. The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Such activities resulted in a net use of funds of approximately $72.3 million during 2017 compared to approximately $71.4 million used during the same period in 2016.

Net Cash Used in Investing Activities. Investing activities represent investment activity associated with our investment securities and, to a lesser extent, the cash outflow associated with purchases of fixed assets. Such activities resulted in a net use of funds of approximately $6.9 million during 2017, compared to approximately $5.3 million used during the same period in 2016.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $84.4 million during 2017, compared to approximately $53.8 million provided by financing activities during the same period of 2016. Cash provided by financing activities during both periods was primarily the result of the funds raised through sales of our common stock.

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

As of September 30, 2017, we had approximately $144.8 million in cash, cash equivalents and investment securities. In addition, we completed a public offering of 10,000,000 shares of our common stock in October 2017 which raised net proceeds of approximately $150.0 million (net of transaction costs of approximately $10.0 million). We expect that our existing cash, cash equivalents and investment securities will enable us to fund our operations and capital expenditure requirements for at least the next twelve months. We expect to need to obtain additional funding in future periods, however, in order to continue our operations and pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, limit, reduce or terminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our development programs;
•	the scope, progress, results and costs of diagnostic development for our product candidates;

•	the achievement of development milestones that trigger payments due to our licensing partners;
•	the extent to which we acquire or in-license other medicines, biomarkers and/or technologies;
•	the costs, timing and outcome of regulatory review of our product candidates;
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

We also have a loan arrangement with SVB and Oxford under which we have borrowed $32.0 million, which accrues interest at a variable rate equal to the Prime Rate plus 4.35% (8.60% at September 30, 2017). A 1.0% change in the Prime Rate occurring on September 30, 2017 would change our interest costs by approximately $0.6 million over the remaining contractual term of the loan arrangement.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2016 includes a detailed discussion of our risk factors under the heading “Part I — Item 1A — Risk Factors.” There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, other than as previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, or as set forth below. In evaluating our business, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as updated by our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Except with respect to our trademarks, the trademarks, trade names and service marks appearing in this report are the property of their respective third-party owners.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We are a development-stage company with no approved products, and have generated no material revenue to date and may never generate material revenue or achieve profitability.

We are a development-stage biopharmaceutical company with a limited operating history. We have not generated any material revenue to date and are not profitable, and have incurred losses in each year since our inception. Our net loss for the year ended December 31, 2016 was $103.6 million, and our net loss for the nine months ended September 30, 2017 was $97.0 million. As of September 30, 2017, we had an accumulated deficit of $348.7 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. We are currently focused on the development of our clinical and preclinical development programs, which we believe will result in our continued incurrence of significant research and development and other expenses related to those programs. If the non-clinical or clinical trials for any of our product candidates fail or produce unsuccessful results and those product candidates do not gain regulatory approval, or if any of our product candidates, if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Even after giving effect to the proceeds received from our public offering of common stock that was consummated in October 2017, our other common stock offerings and our loan arrangement with SVB and Oxford, we expect to require substantial additional capital for the further development and commercialization of our product candidates. Further, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue to expand our ongoing entrectinib and other development programs, and if we acquire rights to additional product candidates. For example, in September 2015 we initiated a new, global Phase 2 clinical trial of oral entrectinib in adult patients with advanced or metastatic cancer detected to be positive for relevant molecular alterations. We are conducting and plan to initiate additional clinical trials to study our other product candidates in the future.

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

Risks Related to the Development of Our Product Candidates

A Breakthrough Therapy Designation, Fast Track Designation or accelerated approval by the FDA, or similar designations from the European Medicines Agency, or EMA, intended to expedite the development and/or regulatory review and approval processes for our product candidates, may not actually lead to a faster development or regulatory review or approval process or provide any other material benefits.

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

We may also in the future seek fast track designation for some of our product candidates that reach the regulatory review process. If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply to the FDA for a fast track designation for the product candidate. If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This “rolling review” is available if the applicant provides and the FDA approves a schedule for the remaining information. In addition, a fast track product may be eligible for accelerated approval, as described below. As with breakthrough therapy designation, the FDA has broad discretion over whether to grant a fast track designation and, as a result, even our product candidates that may be eligible for such a designation may not receive it. Even if we were to receive fast track designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional FDA procedures. Additionally, the FDA could withdraw a fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

In the European Economic Area, or EEA, which is composed the 28 Member States of the EU plus Iceland, Liechtenstein and Switzerland, we may seek an accelerated assessment of our product candidates from the European Medicines Agency, or EMA.  Accelerated assessment might be granted by the EMA’s Committee of Medicinal Products for Human Use, or the CHMP, in exceptional cases, when a medicinal product is expected to be of a major public health interest and therapeutic innovation. A request for accelerated assessment must be made at least two to three months before submitting the marketing authorization application to the EMA.  Under the accelerated assessment process, the period that the EMA has to review a marketing authorization and reach a final opinion is reduced from 210 days (excluding clock stops) to 150 days (excluding clock stops).

In July 2016, the EMA launched its Priority Medicines, or PRIME, program. PRIME is a voluntary program aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The program focuses on medicines that may offer a major therapeutic advantage over existing treatments, or that may benefit patients without treatment options. These medicines are considered priority medicines by the EMA. To be accepted for PRIME, a product candidate has to show its potential to benefit patients with unmet medical needs based on early clinical data. Products benefiting from PRIME designation can expect to be eligible for accelerated assessment, but this is not guaranteed. The benefits of a PRIME designation include the appointment of a CHMP rapporteur, before submission of the marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process. In October 2017, the EMA granted PRIME designation for entrectinib in the treatment of NTRK fusion-positive, locally advanced or metastatic solid tumors in adult and pediatric patients who have either progressed following prior therapies or who have no acceptable standard therapy.

Even though we have received PRIME designation for entrectinib, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization..

Risks Related to Managing Any Growth We May Experience

We will need to grow the size of our organization, and we may experience difficulties in managing any growth we may achieve.

As of September 30, 2017, we had 121 employees, 115 of whom were full-time and six of whom were part-time employees. As our development and commercialization plans and strategies develop, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. We expect future growth to impose significant added responsibilities on members of management, particularly as we continue to expand our ongoing entrectinib and other development programs including:

•	effectively managing our clinical trials and submissions to regulatory authorities for marketing approvals;
•	effectively managing our preclinical development efforts;
•	identifying, recruiting, maintaining, motivating and integrating additional employees;
•	establishing relationships with third party’s essential to our business and ensuring compliance with our contractual obligations to such third parties;
•	developing and managing new segments of our internal business, including any sales, marketing and commercial operations functions we may elect to establish;

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

We have incurred substantial losses during our history and do not expect to become profitable in the foreseeable future and may never achieve profitability. To the extent we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in equity ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards and other pre-ownership change tax attributes to offset its post-ownership change income and taxes may be limited. We may have experienced an ownership change as a result of our October 31, 2013 merger transaction, our November 2013, March 2014, March 2015, June 2015, May 2016, May 2017 and October 2017 common stock offerings, our March 2015 transaction with Teva and our November 2015 transaction with Lilly, and we may experience one or more ownership changes as a result of future transactions in our stock. We have not performed, nor do we have any current plan to perform, a formal study of such potential limitations on the use of our net operating loss carryforwards and other tax assets. As a result, we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. As of December 31, 2016, we believe we had federal and state net operating loss carryforwards of approximately $192.3 million and $138.8 million, respectively. These net operating loss carryforwards could be limited if the merger, the common stock offerings or the Teva and Lilly transactions resulted in an ownership change, or if we experience any other ownership change, which could potentially result in increased future tax liability to us. In addition, we are reporting an uncertain tax position in respect of approximately $83.3 million of our California state net operating loss carryforward, which carryforward would be disallowed unless a recent California Supreme Court decision on apportionment is overturned.

Risks Related to Ownership of Our Common Stock

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of October 31, 2017, a total of 66,338,218 shares of our common stock were outstanding. Of those shares, approximately 62,013,983 were freely tradable, without restriction, in the public market. Such shares represented approximately 93.5% of our outstanding shares of common stock as of that date. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of October 31, 2017, our executive officers, directors, holders of 5% or more of our capital stock, based on information contained in publicly filed materials, and their respective affiliates beneficially owned approximately 25.2% of our outstanding voting stock. Accordingly, our directors and executive officers and holders of 5% or more of our capital stock have significant influence over our affairs due to their substantial ownership coupled with the positions of some of these stockholders on our management team, and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This concentration of ownership in our board of directors and management team and certain other large stockholders may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe are in their best interest.

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

10.1

Ignyta, Inc. 2017 Employment Inducement Incentive Award Plan and form of stock option agreement thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 18, 2017.

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

IGNYTA, INC.

Date: November 7, 2017	By:	/s/ Jonathan E. Lim, M.D.
Jonathan E. Lim, M.D.
President and Chief Executive Officer

Date: November 7, 2017	By:	/s/ Jacob M. Chacko, M.D.
Jacob M. Chacko, M.D.
Chief Financial Officer